Form 10QSB
period 2001-03-31
BIDDER COMMUNICATIONS INC
filed 2001-05-16
CIK 1121811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                     Commission File Number 0-32129

                       BIDDER COMMUNICATIONS, INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Nevada                                     88-0471842
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

      418-119 W. Pender Street
      Vancouver, B.C., Canada                       V6B 1S5
(Address of principal executive offices)          (Zip Code)
 ------------------------------------------------------------------
  Registrant's telephone number, including area code (604) 408-7441

                                None
     ---------------------------------------------------------
     Former Name, Address and Fiscal Year, if Changed Since
     Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

The number of shares of Registrant's common stock outstanding as of March 31, 2001 was 8,300,000.

Registrant's common stock is listed on the OTCBB under the symbol "BIDC".

The aggregate market value of the voting common stock held by non-affiliates of Registrant is $65,000, or $.05 per share.

Registrant's Form 10SB12G and all exhibits thereto, filed on March 23, 2001 are incorporated herein by reference.

                                 PART I

ITEM 1.      FINANCIAL STATEMENTS.


Following are the Financial Statements of Registrant for the three months ended March 31, 2001 and 2000, reviewed by Parker & Co., Chartered Accountants.





B I D D E R   C O M M U N I C A T I O N S ,  I N C .
I N T E R I M   F I N A N C I A L   S T A T E M E N T S
For the Three Months Ended 31 March 2001 and 2000
Unaudited - See Independent Review Engagement Report


------------------------------------------------------------------------------





C O N T E N T S
                                                                    Page
                                                                    ----

INDEPENDENT REVIEW ENGAGEMENT REPORT                                   1

INTERIM STATEMENT OF FINANCIAL POSITION                                2

INTERIM STATEMENT OF LOSS AND DEFICIT                                  3

INTERIM STATEMENT OF CASH FLOWS                                        4

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                   5

NOTES TO THE INTERIM FINANCIAL STATEMENTS                              6 & 8




--------------------------------------------------------------------------
                   Parker & Co., Chartered Accountants

P A R K E R  &  C O .
CHARTERED ACCOUNTANTS                                            Page 1 of 8

-----------------------------------------------------------------------------
200-2560 Simpson Road,Richmond BC V6X 2P9                Tel: (604) 276-9920
                                                         Fax: (604) 276-4577

I N D E P E N D E N T   R E V I E W   E N G A G E M E N T   R E P O R T

To the stockholders of Bidder Communications, Inc.

We have reviewed the interim statement of financial position of Bidder Communications, Inc. as at 31 March 2001 and 2000 and the interim statements of loss and deficit and of cash flows for the three months then ended; and the interim statement of stockholder's equity for the period from inception, 16 November 1999 to 31 March 2001. Our review was made in accordance with generally accepted standards for review engagements in Canada which are in substantial agreement with those in the United States of America and accordingly consisted primarily of inquiry, analytical procedures and discussion related to information applied to us by the Company.

A review does not constitute an audit and consequently we do not express an audit opinion on these interim financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these interim financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States of America.

These financial statements have not been prepared assuming that the Company will continue as a going concern. As stated in Note 2 to the interim financial statements, the Company will require an infusion of capital to sustain itself. This requirement for additional capital raises substantial doubt about the Company's ability to continue as a going concern. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond, British Columbia, Canada
9 May 2001

/s/ PARKER & CO.
CHARTERED ACCOUNTANTS

---------------------------------------------------------------------------
                 Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,   I N C .
I N T E R I M   S T A T E M E N T   O F   F I N A N C I A L  P O S O I T O N

Unaudited - See Independent Review Engagement Report	              Page 2 of 8
-------------------------------------------------------------------------------

AS AT 31 MARCH                                             2001            2000
                                                    -----------     -----------
CURRENT ASSETS
Cash                                                   $ 29,933      $   36,694
Deposit on rent                                             765             625
                                                    -----------      ----------
Total current assets                                     30,698          37,319
                                                    -----------      ----------
CAPITAL ASSETS, NOTE 3
Furniture, equipment and
software, at cost                                        34,145           13,944
Accumulated amortization                                  8,420              700
                                                    -----------       ----------
Unamortized capital asset costs                          25,725           13,244
                                                    -----------       ----------

TOTAL ASSETS                                           $ 56,423         $ 50,563
                                                    ===========       ==========
CURRENT LIABILITIES
Accounts payable                                       $  1,000         $    400
                                                    -----------      -----------
Total current liabilities                                 1,000              400
                                                    -----------      -----------
STOCKHOLDERS' EQUITY
Share capital, Note 4                                     8,300            7,000
Additional paid-in capital                              108,700           45,000
                                                    -----------      -----------
Total share capital                                     117,000           52,000
                                                    -----------      -----------
Deficit                                                (61,577)          (1,837)
                                                    -----------      -----------
Total stockholders' equity                               55,423           50,163
                                                    -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 56,423         $ 50,563
                                                    ===========       ==========


--------------------------------------------------------------------------------
                                Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
I N T E R I M   S T A T E M E N T   O F   L O S S  A N D  D E F I C I T
Unaudited - See Independent Review Engagement Report	              Page 3 of 8
-------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED 31 MARCH                        2001            2000
                                                    -----------     -----------
REVENUE
Interest earned                                         $   410        $    406
                                                    -----------     -----------
Total revenue                                               410             406
                                                    -----------     -----------
EXPENSES
Advertising                                               6,380               -
Auto, parking                                                 -               -
Commissions                                                   -               -
Consulting                                                5,862               -
Courier and postage                                          20               -
Accounting                                                  151               -
Legal                                                       600             500
Transfer agent                                                -               -
Bank charges and interest                                   139              49
Registration and filing fees                                  -              85
Meals and entertainment                                     201               -
Travel                                                      203               -
Rent                                                      2,604               -
Office supplies                                             220               -
Telephone and Internet communications                       828               -
Amortization of capital asset costs                       1,320             700
                                                    -----------     -----------
Total expenses                                           18,528           1,334
                                                    -----------     -----------
LOSSES BEFORE INCOME TAXES                             (18,118)           (928)

INCOME TAXES, NOTE 5                                          -              -
                                                    -----------    -----------
NET LOSS                                               (18,118)          (928)

DEFICIT, BEGINNING                                     (43,459)          (909)
                                                    -----------    -----------
DEFICIT, ENDING                                      $ (61,577)     $  (1,837)
                                                    ===========    ===========
LOSS PER SHARE, NOTE 6                               $   (0.00)     $   (0.00)
                                                    ===========    ===========



--------------------------------------------------------------------------------
                                Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
I N T E R I M   S T A T E M E N T   O F   C A S H   F L O W S
Unaudited - See Independent Review Engagement Report	              Page 4 of 8
-------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED 31 MARCH                       2001             2000
                                                    ----------       ----------
CASH PROVIDED USED) FROM OPERATIONS:
From operation
  Net loss                                           $(18,118)           ($928)
  Non cash items included therein                 			   1,320
700
                                                    ----------       ----------
  Cash used for loss                                  (16,798)            (228)
                                                    ----------       ----------
Changes in working capital other than cash
  Deposit on rent                                        (138)            (625)
  Accounts payable                                           -                -
  Due to a shareholder                                       -             495
                                                    ----------       ----------
  Cash provided (used) for working capital               (138)          (1,120)
                                                    ----------       ----------
Total cash provided (used) from operations            (16,936)          (1,348)
                                                    ----------       ----------
CASH PROVIDED (USED) BY INVESTMENT ACTIVITY:
  Acquisition of capital assets                              -         (13,944)
                                                    ----------       ----------
Total cash provided (used) by investment activities          -         (13,944)
                                                    ----------       ----------
CASH PROVIDED (USED) BY FINANCING ACTIVITY:
  Shares issued                                              -                -
  Additional paid up capital                                 -                -
                                                    ----------       ----------
Total cash provided by financing                             -                -
                                                    ----------       ----------
CASH CHANGE                                           (16,936)         (15,292)
CASH BEGINNING                                          46,869           51,986
                                                    ----------       ----------
CASH ENDING                                           $ 29,933        $  36,694
                                                    ==========        =========
COMPRISED OF:  Cash                                   $ 29,933        $  36,694
                                                    ==========        =========

--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
INTERIM  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS' EQUITY
FROM INCEPTION, 16 NOVEMBER 1999, TO 31 MARCH 2001
Unaudited - See Independent Review Engagement Report	               Page 5 of 8
-------------------------------------------------------------------------------

                                   COMMON       COMMON    ADDITIONAL
CONSIDERATION                      STOCK        STOCK     PAID-IN      DEFICIT
                                   ISSUED       AMOUNT    CAPITAL
                                  --------     --------   ----------   ---------
Private placement for cash
on 1 December 1999                2,000,000    $  2,000     $     0

Private placement for cash on
on 12 December 1999               5,000,000       5,000      45,000

Net loss from incorporation,
16 November 1999, to
31 December 19999                                                          (909)
                                   ---------    --------    ---------   --------
Balance as at
31 December 1999                   7,000,000       7,000       45,000      (909)

Private placement for cash on
31 July 2000                       1,300,000       1,300       63,700

Net loss for the year ended
31 December 2000                           -           -           -    (42,550)
                                   ----------   ---------   ---------  ---------
Balance as at
31 December 2000                    8,300,000       8,300     108,700   (43,459)
                                   ----------   ---------   ---------  ---------
Net loss for the three month
ended 31 March 2001                                                     (18,118)
                                   ----------   ---------   ---------  ---------
Balance as at 31 March 2001         8,300,000    $  8,300   $ 108,700  ($61,577)
                            	     ===========  ==========  =========  =========



--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
N O T E S   T O   T H E  I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FOR THE THREE MONTHS ENDED 31 MARCH 2001 AND 2000
Unaudited - See Independent Review Engagement Report	               Page 6 of 8
-------------------------------------------------------------------------------

Note 1     THE CORPORATION AND ITS BUSINESS

Bidder Communications, Inc. was incorporated in the State of Nevada, United States on 16 November 1999.

The Company has offices in Vancouver, British Columbia, Canada. The Company has been organized to create software for the Internet. The Company is presently establishing itself as a going concern. Operations started in the month of December 1999. The fiscal year end of the Company is 31 December.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These interim financial statements have been prepared in United States dollars , which have been rounded to the nearest whole dollar except for the net loss per share, which has been founded to the nearest cent, using United States of America Generally Accepted Accounting Principles. These accounting principles are applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. Current business activity has just begun and insufficient revenue has been generated to sustain the Company as a going concern without the infusion of additional capital.

Revenue is recorded as a sale at the time the goods are shipped from the Company's warehouse. Costs are recorded at the time an obligation to pay occurs and are expensed at the time the benefit to the Company is matched to revenue or, if there is no matching revenue, to the period in which the benefit is realized.

Capital assets are recorded at their cost and amortized at 20% of there declining balance.

Note 3	CAPITAL ASSETS
                                                     UNAMORTIZED   UNAMORTIZED
                                                        COST          COST
                                       ACCUMULATED    31 MARCH      31 MARCH
                          COST        AMORTIZATION      2001          2000
                       ----------     ------------   ------------  -----------
Furniture and fixtures $     531       $      120     $      411            -
Computer equipment        13,622            3,500         10,122       13,244
Software                  19,992            4,800         15,192            -
                       ----------      -----------    -----------   ----------
                        $ 34,145        $   8,420      $  25,725    $  13,244
                       ==========      ===========    ===========   ==========

--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
N O T E S   T O   T H E  I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FOR THE THREE MONTHS ENDED 31 MARCH 2001 AND 2000
Unaudited - See Independent Review Engagement Report	               Page 7 of 8
--------------------------------------------------------------------------------
Note 4	SHARE CAPITAL

The authorized capital stock is 100,000,000 shares of common stock with a par value of $0.001.

8,300,000 shares of common stock have been issued as follows:

                                                           ADDITIONAL
       		    	          	             SHARE     PAID IN
CONSIDERATION           DATE         ISSUED     CAPITAL    CAPITAL        TOTAL
-------------     ---------------  ----------  ----------  ---------    --------
Private placement  1 December 1999  2,000,000   $  2,000    $     0     $  2,000
For cash

Private placement 12 December 1999  5,000,000    $  5,000     45,000      50,000
Cash                                ---------   ---------   --------    --------

Balance as at     31 December 2000  7,000,000       7,000     45,000      52,000

Shares issued for the year
ended 31 December 2000              1,300,000       1,300     63,700      65,000
                                    ----------  ----------  ---------   --------
Balance as at    31 December 2000   8,300,000   $   8,300   $ 108,700   $117,000

Shares issued in the three
months ended 31 March 2001                   -          -           -         -
                                    ----------  ----------  ---------  ---------
Balance as at    31 March 2001     8,300,000    $  8,300   $ 108,700   $117,000
                                   ===========  ==========  ========== =========

On 1 December 1999 the Company issued 2,000,000 common shares with a par value of $0.001 for $0.001 per share. On 12 December 1999 the Company issued 5,000,000 common shares with a par value of $0.001 for $.01 per share. These shares are "control securities" which cannot be sold except pursuant to certain limitations and restrictions. On 31 July 2000 the Company issued 1,300,000 common shares with a par value of $0.001 for $.05 per share. The shares have no trading restrictions.

NOTE 5       INCOME TAXES

Income taxes on losses have not been reflected in these financial statement as it is not virtually certain that these losses will be recovered before the expiry period of the loss carry forwards.

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
N O T E S   T O   T H E  I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FOR THE THREE MONTHS ENDED 31 MARCH 2001 AND 2000
Unaudited - See Independent Review Engagement Report	               Page 8 of 8
--------------------------------------------------------------------------------

NOTE 6       LOSS PER SHARE

Basic loss per share is computed by dividing losses available to common stockholders by the weighted-average number of common shares during the period. Diluted loss per share is calculated on the weighted average number of common shares that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options or similar rights were available or granted during the period presented. Accordingly, basic and diluted loss per share are the same for all periods presented.


NOTE 7       RELATED PARTY TRANSACTION

The officers and directors of the Company are involved in other business activities, and may, in the future become active in additional other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their own business interests. The Company has not formulated a policy for the resolution of such conflicts.





















--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation
-----------------
Registrant expects its current cash in the bank, in addition to the revenues it expects to derive from sales of its products and services to satisfy its cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

For he three-months ended March 31, 2001 and 2000, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant intends to spend approximately $50,000 on advertising, marketing and promotion of its services.

During the next 12 months, Registrant does not intend to purchase any significant property or equipment.

Liquidity and Capital Resources
-------------------------------

Registrant's working capital consists primarily of cash in the bank it has received from sales of its equity securities. For the three-month period ended March 31, 2001, Registrant had a total of $29,933 in cash in the bank; $765 in deposits; $25,698 in furniture, equipment and software; and $1,000 in outstanding accounts payable. Registrant does not intend to spend any significant amounts of its working capital on capital expenditures during the next 12 months.

Results of Operations
---------------------

Since inception and at the three-month period ended March 31, 2001, Registrant incurred net operating losses of $18,118 U.S., all of which comprised general and administrative expenses.

The ability of Registrant to continue as a going concern is dependent on its ability to generate revenues or raise funds through sale of its equity securities for use in administrative and operational activities.


                       PART II - OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders

Registrant held its Annual Stockholder and Board of Director Meetings on May 3, 2001, at which time the current officers and directors resignations were accepted and new officers and directors were appointed to fill the vacancies, by a majority vote, as follows:

Name and Address				Age		Position(s)
----------------			      ---		-----------
Roy Brown 					57		President and Director
#605-475 Howe Street
Vancouver, B.C. V6C 2B3

Ron Pearlman				44		Secretary, Treasurer and
2068 McKerlie Crescent					Director
Burlington, Ontario,
Canada L7M 4E3


Brief Background of Officers and Directors
------------------------------------------

Roy Brown has been the President and a Director of Registrant since May 3, 2001.
Since 1992, he has also been the President of Roymor Market Services Inc. in Vancouver, Canada. He attended the University of Manitoba from 1961 to 1966.
He has over 30 years of experience in business and finance and has held several key positions, such as Senior Banking Manager, Investment Advisor and Mortgage
Broker. Mr. Brown will devote his time as required to the business of Registrant.

Ron Pearlman has been the Secretary, Treasurer and a Director of Registrant since May 3, 2001. Since April 1994, he has also been President of Freshtech
Processors, a custom vegetable processing company in Ontario, Canada, which services over 1000 active accounts in the Toronto, Canada area. Freshtech's clientele list is extensive and includes such companies as Skydome Corp., Mavenpick, Hard Rock Cafe, Planet Hollywood and many major hotels. Mr.
Pearlman graduated from York University in Canada with a combined Honours
Degree.  He will devote his time as required to the business of Registrant.

Item 6.  Exhibits and Reports on Form 8-K

(a) Registrant's Form 10SB12G and all exhibits thereto, filed on March 23, 2001 are incorporated herein by reference.

(b)  No reports on Form 8-K were filed during the period.


















                               SIGNATURES
                               ----------


      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                Bidder Communications, Inc.




Dated:  May 15, 2001            By:/s/ Roy Brown, President and Director


Dated:  May 15, 2001            By:/s/ Ron Pearlman, Secretary/Treasurer
                                       and Director
























