Form 10QSB
period 2001-06-30
BIDDER COMMUNICATIONS INC
filed 2001-08-07
CIK 1121811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

                   5920 Johnson Street, Suite 101
                      Hollywood, Florida 33021
       (Address of principal executive offices)(Zip Code)
 ------------------------------------------------------------------
  Registrant's telephone number, including area code (954) 989-1449


                     418-119 W. Pender Street
                 Vancouver, B.C., Canada   V6B 1S5
     ---------------------------------------------------------
              Former Address (Changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

The number of shares of Registrant's common stock outstanding as of June 30, 2001 was 8,354,286.

Transitional Small Business Disclosure Format -  Yes   X No

                                 PART I

ITEM 1.      FINANCIAL STATEMENTS.


Following are the Financial Statements of Registrant for the six months ended June 30, 2001 and 2000, reviewed by Parker & Co., Chartered Accountants.





         B I D D E R   C O M M U N I C A T I O N S ,  I N C .
       I N T E R I M   F I N A N C I A L   S T A T E M E N T S
           For the Six Months Ended 30 June 2001 and 2000
        Unaudited - See Independent Review Engagement Report


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

NOTES TO THE INTERIM FINANCIAL STATEMENTS                              6 TO 8




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

I N D E P E N D E N T   R E V I E W   E N G A G E M E N T   R E P O R T

To the stockholders of Bidder Communications, Inc.

We have reviewed the interim statement of financial position of Bidder Communications, Inc. as at 30 June 2001 and 2000 and the interim statements of loss and deficit and of cash flows for the six months then ended; and the interim statement of stockholder's equity for the period from inception, 16 November 1999 to 30 June 2001. Our review was made in accordance with generally accepted standards for review engagements in Canada which are in substantial agreement with those in the United States of America and accordingly consisted primarily of inquiry, analytical procedures and discussion related to information applied to us by the Company.

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

Richmond, British Columbia, Canada
31 July 2001

/s/ PARKER & CO.
CHARTERED ACCOUNTANTS





---------------------------------------------------------------------------
                 Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,   I N C .
I N T E R I M   S T A T E M E N T   O F   F I N A N C I A L  P O S O I T O N

Unaudited - See Independent Review Engagement Report	              Page 2 of 8
-------------------------------------------------------------------------------

AS AT 30 JUNE                                             2001            2000
                                                    -----------     -----------
CURRENT ASSETS
Cash                                                   $381,571      $    8,874
Deposit on rent                                           2,764             625
                                                    -----------      ----------
Total current assets                                    384,335           9,499
                                                    -----------      ----------
CAPITAL ASSETS, NOTE 3
Furniture, equipment and
software, at cost                                        34,545          25,298
Accumulated amortization                                 10,350           2,528
                                                    -----------       ---------
Unamortized capital asset costs                          26,195          22,770
                                                    -----------       ---------

TOTAL ASSETS                                           $410,530      $   32,269
                                                    ===========       =========
CURRENT LIABILITIES
Accounts payable                                       $  1,070      $      800
                                                    -----------      ----------
Total current liabilities                                 1,070             800
                                                    -----------      ----------
STOCKHOLDERS' EQUITY
Share capital, Note 4                                     8,354           7,000
Additional paid-in capital                              488,646          45,000
                                                    -----------      ----------
Total share capital                                     497,000          52,000
                                                    -----------      ----------
Deficit                                                 (87,540)        (20,531)
                                                    -----------      ----------
Total stockholders' equity                              409,460          31,469
                                                    -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $410,530       $  32,269
                                                    ===========       ==========


--------------------------------------------------------------------------------
                                Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
I N T E R I M   S T A T E M E N T   O F   L O S S  A N D  D E F I C I T
Unaudited - See Independent Review Engagement Report	              Page 3 of 8
-------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED 30 JUNE                         2001            2000
                                                    -----------     -----------
REVENUE
Interest earned                                         $   586        $    578
                                                    -----------     -----------
Total revenue                                               586             578
                                                    -----------     -----------
EXPENSES
Advertising                                               9,851               -
Auto, parking                                                 -              12
Consulting                                               16,529          13,142
Courier and postage                                         144              58
Accounting                                                1,291             935
Legal                                                       600             514
Transfer agent                                              399               -
Bank charges and interest                                   277             166
Registration and filing fees                                  -             545
Meals and entertainment                                     405             435
Management Fees                                           3,289               -
Rent                                                      5,136             730
Office supplies                                           1,338             291
Telephone and Internet communications                     2,158             844
Amortization of capital asset costs                       3,250           2,528
                                                    -----------     -----------
Total expenses                                           44,667          20,200
                                                    -----------     -----------
LOSSES BEFORE INCOME TAXES                              (44,081)        (19,622)

INCOME TAXES, NOTE 5                                          -              -
                                                    -----------    ------------
NET LOSS                                                (44,081)        (19,622)

DEFICIT, BEGINNING                                      (43,459)           (909)
                                                    -----------    ------------
DEFICIT, ENDING                                      $  (87,540)     $  (20,531)
                                                    ===========    ============
LOSS PER SHARE, NOTE 6                               $   (0.01)     $   (0.00)
                                                    ===========    ===========



--------------------------------------------------------------------------------
                                Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
I N T E R I M   S T A T E M E N T   O F   C A S H   F L O W S
Unaudited - See Independent Review Engagement Report	              Page 4 of 8
-------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED 30 JUNE                        2001             2000
                                                    ----------       ----------
CASH PROVIDED USED) FROM OPERATIONS:
From operation
  Net loss                                           ($44,081)        ($19,622)
  Non cash items included therein                 			   3,250
2,528
                                                    ----------       ----------
  Cash used for loss                                 ( 40,831)        ( 17,094)
                                                    ----------       ----------
Changes in working capital other than cash
  Goods and services taxes recoverable                     70               28
  Deposit on rent                                      (2,137)            (625)
  Accounts payable                                          -              372
  Due to a shareholder                                      -             (495)
                                                    ----------       ----------
  Cash provided (used) for working capital             (2,067)            (720)
                                                    ----------       ----------
Total cash provided (used) from operations            (42,898)         (17,814)
                                                    ----------       ----------
CASH PROVIDED (USED) BY INVESTMENT ACTIVITY:
  Acquisition of capital assets                        (2,400)         (25,298)
                                                    ----------       ----------
Total cash provided (used) by investment activities    (2,400)         (25,298)
                                                    ----------       ----------
CASH PROVIDED (USED) BY FINANCING ACTIVITY:
  Shares issued                                            54                -
  Additional paid up capital                          379,946                -
                                                    ----------       ----------
Total cash provided by financing                      380,000                -
                                                    ----------       ----------
CASH CHANGE                                           334,702          (43,112)
CASH BEGINNING                                         46,869           51,986
                                                    ----------       ----------
CASH ENDING                                         $ 381,571        $   8,874
                                                    ==========        =========
COMPRISED OF:  Cash                                 $ 381,571        $   8,874
                                                    ==========        =========

--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
INTERIM  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS' EQUITY
FROM INCEPTION, 16 NOVEMBER 1999, TO 30 JUNE 2001
Unaudited - See Independent Review Engagement Report	               Page 5 of 8
-------------------------------------------------------------------------------

                                   COMMON       COMMON    ADDITIONAL
CONSIDERATION                      STOCK        STOCK     PAID-IN      DEFICIT
                                   ISSUED       AMOUNT    CAPITAL
                                  --------     --------   ----------   ---------
Private placement for cash
on 1 December 1999                2,000,000    $  2,000     $     0

Private placement for cash on
on 12 December 1999               5,000,000       5,000      45,000

Net loss from incorporation,
16 November 1999, to
31 December 19999                                                          (909)
                                   ---------    --------    ---------   --------
Balance as at
31 December 1999                   7,000,000       7,000       45,000      (909)

Private placement for cash on
31 July 2000                       1,300,000       1,300       63,700

Net loss for the year ended
31 December 2000                           -           -           -    (42,550)
                                   ----------   ---------   ---------  ---------
Balance as at
31 December 2000                    8,300,000       8,300     108,700   (43,459)
                                   ----------   ---------   ---------  ---------
Net loss for the three month
ended 31 March 2001                                                     (18,118)

Private placement for cash on
26 June 2001                           54,286          54     379,946

Net loss for the six months
ended 30 June 2001                                                      (44,081)
                                   ----------   ---------   ---------  ---------
Balance as at 30 June 2001         8,354,286    $  8,354   $ 488,646  ($87,540)
                            	     ===========  ==========  =========  =========



--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
N O T E S   T O   T H E  I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FOR THE THREE MONTHS ENDED 30 JUNE 2001 AND 2000
Unaudited - See Independent Review Engagement Report	               Page 6 of 8
-------------------------------------------------------------------------------

Note 1     THE CORPORATION AND ITS BUSINESS

Bidder Communications, Inc. was incorporated in the State of Nevada, United States on 16 November 1999.

The Company has offices at 101-5920 Johnson Street, Hollywood, Florida, USA, 33201. The Company has been organized to create software for the Internet. The Company is presently establishing itself as a going concern. Operations started in the month of December 1999. The fiscal year end of the Company is 31 December.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These interim financial statements have been prepared in United States dollars, which have been rounded to the nearest whole dollar except for the net loss per share, which has been Rounded to the nearest cent, using United States of America Generally Accepted Accounting Principles. These accounting principles are applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. Current business activity has just begun and insufficient revenue has been generated to sustain the Company as a going concern without the infusion of additional capital.

Revenue is recorded as a sale at the time the goods are shipped from the Company's warehouse. Costs are recorded at the time an obligation to pay occurs and are expensed at the time the benefit to the Company is matched to revenue or, if there is no matching revenue, to the period in which the benefit is realized.

The Company's financial instruments consist of accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Capital assets are recorded at their cost and amortized at 20% of their declining balance.

Note 3	CAPITAL ASSETS
                                                     UNAMORTIZED   UNAMORTIZED
                                                        COST          COST
                                       ACCUMULATED     30 JUNE       30 JUNE
                          COST        AMORTIZATION      2001          2000
                       ----------     ------------   ------------  -----------
Furniture and fixtures $     531       $      150     $      381          478
Computer equipment        22,392            6,000         16,392       13,671
Software                  13,622            4,200          9,422        8,621
                       ----------      -----------    -----------   ----------
                        $ 36,545        $  10,350      $  26,195    $  22,770
                       ==========      ===========    ===========   ==========

--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
N O T E S   T O   T H E  I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FOR THE THREE MONTHS ENDED 30 JUNE 2001 AND 2000
Unaudited - See Independent Review Engagement Report	               Page 7 of 8
--------------------------------------------------------------------------------
Note 4	SHARE CAPITAL

The authorized capital stock is 100,000,000 shares of common stock with a par value of $0.001.

8,354,256 shares of common stock have been issued as follows:

                                                           ADDITIONAL
       		    	          	             SHARE     PAID IN
CONSIDERATION           DATE         ISSUED     CAPITAL    CAPITAL        TOTAL
-------------     ---------------  ----------  ----------  ---------    --------
Private placement  1 December 1999  2,000,000   $  2,000    $     0     $  2,000
For cash

Private placement 12 December 1999  5,000,000    $  5,000     45,000      50,000
Cash                                ---------   ---------   --------    --------

Balance as at     31 December 2000  7,000,000       7,000     45,000      52,000

Shares issued for the year
ended 31 December 2000              1,300,000       1,300     63,700      65,000
                                    ----------  ----------  ---------   --------
Balance as at    31 December 2000   8,300,000   $   8,300   $ 108,700   $117,000

Shares issued in the six
months ended 30 June 2001              54,286          54     379,946    380,000
                                    ----------  ----------  ---------  ---------
Balance as at    30 June 2001       8,354,286   $   8,354   $ 488,646   $497,000
                                   ===========  ==========  ========== =========

On 1 December 1999 the Company issued 2,000,000 common shares with a par value of $0.001 for $0.001 per share. On 12 December 1999 the Company issued 5,000,000 common shares with a par value of $0.001 for $0.01 per share. These 7,000,000 shares are "control securities" which cannot be sold except pursuant to certain limitations and restrictions.

On 31 July 2000 the Company issued 1,300,000 common shares with a par value of $0.001 for $0.05 per share. These 1,300,000 shares have no trading restrictions.

On June 26, 2001 the Company issued 54,286 common shares with a par value of $0.001 for $7.00 per share. These shares are "restricted securities" which cannot be sold except pursuant to certain limitations and restrictions.

NOTE 5       INCOME TAXES

Income taxes on losses have not been reflected in these financial statements as it is not virtually certain that these losses will be recovered before the expiry period of the loss carry forwards.

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
N O T E S   T O   T H E  I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FOR THE SIX MONTHS ENDED 30 JUNE 2001 AND 2000
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


NOTE 8      COMMITMENTS

On 19 April 2001 the Company committed to lease office premises for $1,000 per month for 24 months. The remaining commitment equals $22,000.



















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

For the six months ended June 30, 2001 and 2000, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant intends to spend approximately $50,000 on advertising, marketing and promotion of its services.

During the next 12 months, Registrant does not intend to purchase any significant property or equipment.

Liquidity and Capital Resources
-------------------------------

Registrant's working capital consists primarily of cash in the bank it has received from sales of its equity securities. For the six month period ended June 30, 2001, Registrant had a total of $381,571 in cash in the bank; $2,764 in deposits; $36,545 in furniture, equipment and software; and $1,070 in outstanding accounts payable. Registrant does not intend to spend any significant amounts of its working capital on capital expenditures during the next 12 months.

Results of Operations
---------------------

At the six month period ended June 30, 2001, Registrant had incurred net operating losses of $44,081 U.S., all of which comprised general and administrative expenses.

The ability of Registrant to continue as a going concern is dependent on its ability to generate revenues or raise funds through sale of its equity securities for use in administrative and operational activities.


                       PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

On June 26, 2001, Registrant sold, in a private placement transaction, 54,286 shares of its restricted common stock to an unrelated third party for a total of $380,000, or $7.00 per share. The shares were issued to an "accredited investor" in an exempt transaction pursuant to Section 4(2) of the Securities Exchange Act and,specifically, Regulation D promulgated thereunder. There was no general solicitation or advertising used in connection with the offer and sale and no commissions were paid.


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



                                Bidder Communications, Inc.




Dated:  August 2, 2001            By:/s/ Roy Brown, President and Director


Dated:  August 2, 2001            By:/s/ Ron Perlman, Secretary/Treasurer
                                       and Director