Form 10QSB
period 2001-09-30
BIDDER COMMUNICATIONS INC
filed 2001-11-16
CIK 1121811

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                     Commission File Number 0-32129

                       BIDDER COMMUNICATIONS, INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Nevada                                     88-0471842
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

                       5308 West Plano Parkway
                         Plano, Texas  75093
       (Address of principal executive offices)(Zip Code)
 -------------------------------------------------------------------
  Registrant's telephone number, including area code (972) 808-0100


                 5920 Johnson Street, Suite 101
                      Hollywood, Florida 33021
     ---------------------------------------------------------
              Former Address (Changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

The number of shares of Registrant's common stock outstanding as of September 30, 2001 was 10,181,907.

Transitional Small Business Disclosure Format -  Yes   X No

                                 PART I

ITEM 1.      FINANCIAL STATEMENTS.


Following are the Financial Statements of Registrant for the nine months ended September 30, 2001 and 2000, reviewed by Parker & Co., Chartered Accountants.




         B I D D E R   C O M M U N I C A T I O N S ,  I N C .
       I N T E R I M   F I N A N C I A L   S T A T E M E N T S
        For the Nine Months Ended 30 September 2001 and 2000
        Unaudited - See Independent Review Engagement Report


-----------------------------------------------------------------------------





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

NOTES TO THE INTERIM FINANCIAL STATEMENTS                              6 TO 9



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

I N D E P E N D E N T   R E V I E W   E N G A G E M E N T   R E P O R T

To the stockholders of Bidder Communications, Inc.

We have reviewed the interim statement of financial position of Bidder Communications, Inc. as at 30 September 2001 and 2000 and the interim statements of loss and deficit and of cash flows for the six months then ended; and the interim statement of stockholder's equity for the period from inception, 16 November 1999 to 30 September 2001. Our review was made in accordance with generally accepted standards for review engagements in Canada which are in substantial agreement with those in the United States of America and accordingly consisted primarily of inquiry, analytical procedures and discussion related to information applied to us by the Company.

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

Richmond, British Columbia, Canada
14 November 2001

/s/ PARKER & CO.
CHARTERED ACCOUNTANTS

    B I D D E R   C O M M U N I C A T I O N S ,   I N C .
          INTERIM STATEMENT OF FINANCIAL POSITION
Unaudited - See Independent Review Engagement Report	  Page 2 of 8
-------------------------------------------------------------------

AS AT 30 SEPTEMBER                          2001            2000
                                       -----------     -----------
CURRENT ASSETS
Cash                                      $177,640      $   65,445
Prepaid expenses and deposits               16,584           4,253
                                          --------      ----------
Total current assets                       194,224          69,698
                                          --------      ----------
CAPITAL ASSETS, NOTE 3
Furniture, equipment and                   256,032          28,174
Accumulated amortization                    76,930           3,889
                                          --------       ---------
Unamortized capital asset costs            179,102          24,285
                                          --------       ---------
TOTAL ASSETS                               373,326      $   93,983
                                           =======       =========
CURRENT LIABILITIES
Accounts payable                          $  5,850      $      800
                                          --------      ----------
Total current liabilities                    5,850             800
                                          --------      ----------
STOCKHOLDERS' EQUITY
Share capital, Note 4                       10,182           8,300
Additional paid-in capital                 490,646         108,700
                                          --------      ----------
Total share capital                        500,828         117,000
                                          --------      ----------
Deficit                                   (133,352)        (23,817)
                                          --------      ----------
Total stockholders' equity                 367,476          93,183
                                          --------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY $373,326       $  93,983
                                          ========       ==========





----------------------------------------------------------------------
               Parker & Co., Chartered Accountants

    B I D D E R   C O M M U N I C A T I O N S ,   I N C .
          INTERIM STATEMENT OF FINANCIAL POSITION
Unaudited - See Independent Review Engagement Report	  Page 3 of 8
-------------------------------------------------------------------

FOR THE NINE MONTHS ENDED 30 SEPTEMBER         2001            2000
                                            -----------     -----------
REVENUE
Sales                                         $     0       $  2,223
Interest earned                                 2,513       $  1,209
                                              -------       --------
Total revenue                                   2,513          3,432
                                              -------       --------
EXPENSES
Advertising                                     9,852              -
Auto                                            1,550             29
Commissions                                        -           1,414
Consulting                                     37,852         13,142
Courier and postage                               364             80
Accounting                                      2,473          1,635
Legal                                           5,685          1,087
Transfer agent                                    399            500
Travel                                            203            666
Bank charges and interest                         820            258
Registration and filing fees                        -            545
Meals and entertainment                           651            435
Management Fees                                10,628              -
Rent                                            9,569          1,431
Office supplies                                 3,224            317
Telephone and Internet communications           4,126            912
Amortization of capital asset costs             5,010          3,889
                                              -------       --------
Total expenses                                 92,406         26,340
                                              -------       --------
LOSSES BEFORE INCOME TAXES                    (89,893)       (22,908)

INCOME TAXES, NOTE 5                              -              -
                                               ------       --------
NET LOSS                                      (89,893)       (22,908)

DEFICIT, BEGINNING                            (43,459)          (909)
                                               ------       --------
DEFICIT, ENDING                            $ (133,352)     $ (23,817)
                                           ===========     =========
LOSS PER SHARE, NOTE 6                     $   (0.01)      $   (0.00)
                                           ===========     =========



-----------------------------------------------------------------------
                  Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,   I N C .
          INTERIM STATEMENT OF FINANCIAL POSITION
Unaudited - See Independent Review Engagement Report	  Page 4 of 8
-------------------------------------------------------------------
FOR THE NINE MONTHS ENDED 30 SEPTEMBER        2001             2000
                                            ---------       ----------
CASH PROVIDED USED) FROM OPERATIONS:
From operation
  Net loss                                   ($89,893)        ($22,908)
  Non cash items included therein               5,010            3,889
                                            ---------       ----------
  Cash used for loss                         ( 84,883)        ( 19,019)
                                            ---------       ----------
Changes in working capital other than cash
  Goods and services taxes recoverable             70               28
  Deposit on rent                            ( 15,957)        (  4,253)
  Accounts payable                              4,780              372
  Due to a shareholder                              -         (    495)
                                            ----------       ----------
  Cash provided (used) for working capital   ( 11,107)        (  4,348)
                                            ----------       ----------
Total cash provided (used) from operations   ( 95,990)        ( 23,367)
                                            ----------       ----------
CASH PROVIDED (USED) BY INVESTMENT ACTIVITY:
  Acquisition of computer equipment and
   furniture                                 (  3,263)        ( 28,174)
  Acquisition of gas gathering system        (153,804)              -
                                            ----------       ----------
Total cash provided (used) by investment
activities                                   (157,067)        ( 28,174)
                                            ----------       ----------
CASH PROVIDED (USED) BY FINANCING ACTIVITY:
  Shares issued                                 3,882            1,300
  Additional paid up capital                  379,946           63,700
                                            ----------       ----------
Total cash provided by financing              383,828           65,000
                                            ----------       ----------
CASH CHANGE                                   130,771           13,459
CASH BEGINNING                                 46,869           51,986
                                            ----------       ----------
CASH ENDING                                 $ 177,640        $  65,445
                                            ==========        =========
COMPRISED OF:  Cash                         $ 177,640        $  65,445
                                            ==========        =========

----------------------------------------------------------------------
                 Parker & Co., Chartered Accountants

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
INTERIM  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS' EQUITY
FROM INCEPTION, 16 NOVEMBER 1999, TO 30 SEPTEMBER 2001
Unaudited - See Independent Review Engagement Report	     Page 5 of 8
----------------------------------------------------------------------

                                 COMMON    COMMON   ADDITIONAL
CONSIDERATION                    STOCK     STOCK     PAID-IN    DEFICIT
                                 ISSUED    AMOUNT    CAPITAL
                                -------    ------   ---------   -------
Private placement for cash
on 1 December 1999              2,000,000  $ 2,000    $   0
Private placement for cash on
on 12 December 1999             5,000,00     5,000      45,000
Net loss from incorporation,
16 November 1999, to
31 December 19999                                                  (909)
                               --------   --------   ---------   --------
Balance as at
31 December 1999               7,000,000     7,000      45,000     (909)
Private placement for cash on
31 July 2000                   1,300,000     1,300      63,700
Net loss for the year ended
31 December 2000                    -           -           -    (42,550)
                              ----------  ---------  ---------  ---------
Balance as at
31 December 2000              8,300,000      8,300     108,700   (43,459)
                             ----------   ---------   ---------  ---------
Net loss for the three month
ended 31 March 2001                                              (18,118)
Private placement for cash on
26 June 2001                                54,286          54   379,946
Shares issued on 1 December
1999 surrendered for
cancellation on
29 August 2001              (2,000,000)     (2,000)      2,000
Private placement as partial
consideration for the
acquisition of a gas gathering
system on 7 September 2001   3,827,621       3,828          -
Net loss for the nine months
ended 30 September 2001                                          (89,893)
                            ----------     --------   ---------  ---------
Balance as at
30 September 2001           10,181,907     $ 10,182   $ 490,646 ($133,352)
                           ===========     ========   =========  ========

B I D D E R   C O M M U N I C A T I O N S ,  I N C .
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED 30 SEPTEMBER 2001 AND 2000
Unaudited - See Independent Review Engagement Report	   Page 6 of 8
--------------------------------------------------------------------

Note 1     THE CORPORATION AND ITS BUSINESS

Bidder Communications, Inc. was incorporated in the State of Nevada, United States on 16 November 1999.

The Company has offices at 5308 West Plano Parkway, Plano, Texas USA, 75093. The Company has been organized to create software for the Internet. The Company is presently establishing itself as a going concern. Operations started in the month of December 1999. The fiscal year end of the Company is 31 December.

On 7 September 2001, the Company acquired 100% of the membership interest in Southern States Gas Gathering, LLC, a Louisiana Limited Liability Company, whose business is the proposed operation of a 65-mile gas gathering system in the Caddo Pine Island field of Northwest Louisiana for 3,827,621 shares of the common stock of the Company, plus $150,000 cash.

As part of this acquisition, the Company also acquired from Trailblazer Production Company, L.C., a Texas Limited Liability Company, Globalsat Technology data. Globalsat is a sophisticated analysis tool used to select locations for drilling oil or gas wells. The gas gathering system is located in an area where ongoing drilling activities is occurring. The Globalsat Technology data may be used to acquire leases in the area. In exchange for this data, the Company has given Trailblazer Production Company, L.C. an option to acquire up to 25% of its interest in Southern States Gas Gathering, LLC. The option may be exercised during the first sixty days of the second year of any new operations. The option price shall be three times the net cash flow for the first year from any new gas gathering operations.

Trailblazer Production Company, L.C. is also the holder of a 6% royalty based on Southern States Gas Gathering, LLC's gross income. As part of the acquisition agreement, no royalty will accrue or be payable on gross income received during the first 90 days following start up of the gas gathering system. If, in any month, payment of the royalty would result in negative cash flow, such payment will be deferred for later payment when cash flow is adequate. In addition, the Company was granted an option to acquire the 6% royalty of Trailblazer Production Company, L.C.

In the event an acceptable offer is made by an unrelated party to either acquire 100% of the gathering system or, if an opportunity for a complete buy out of the Company becomes available, and the presence of the outside royalty would prevent the Company from taking advantage of such an opportunity. The option price shall be five times the 6% royalty computed for the immediate preceding twelve months.

On 29 August 2001, the founding shareholders surrendered 2,000,000 shares of the common stock to the Company for cancellation.

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

Plant and equipment are recorded at their cost and amortized at 20% of their declining balance.

Note 3	 PLANT AND EQUIPMENT
                                                     UNAMORTIZED   UNAMORTIZED
                                                        COST          COST
                                       ACCUMULATED     30 SEPT       30 SEPT
                          COST        AMORTIZATION      2001          2000
                       ----------     ------------   ------------  -----------
Furniture and fixtures $   1,394       $      310     $    1,084          451
Computer equipment        22,392            7,000         15,392       13,722
Software                  13,622            4,800          8,822       10,112
Gas gathering system     218,624           64,820        153,804            -
                       ----------      -----------    -----------   ----------
                        $256,032        $  76,930      $ 179,102    $  24,285
                       ==========      ===========    ===========   ==========

Note 4	SHARE CAPITAL

The authorized capital stock is 100,000,000 shares of common stock with a par value of $0.001. 10,181,907 shares of common stock have been issued as follows:

                                               ADDITIONAL
       		    	          	             SHARE     PAID IN
CONSIDERATION           DATE         ISSUED     CAPITAL    CAPITAL       TOTAL
-------------     ---------------  ----------  ----------  ---------    --------
Private placement
with trading
restrictions for
cash at $0.001 per
share             1 December 1999  2,000,000   $  2,000    $     0     $  2,000
Private placement
with trading
restrictions for
cash at $.01 per
share             12 December 1999  5,000,000    $  5,000     45,000      50,000
                                    ---------   ---------   --------    --------
Balance as at     31 December 1999  7,000,000       7,000     45,000      52,000


Private placement
with no trading
restrictions for
cash at $.05 per
share             31 July 2000      1,300,000       1,300     63,700      65,000
                                    ----------  ----------  ---------   --------
Balance as at     31 December 2000  8,300,000   $   8,300   $ 108,700   $117,000

Private placement
with trading
restrictions for
cash at $7.00 per
share             26 June 2001         54,286          54     379,946    380,000

Shares issued on
1 December 1999
surrendered for
cancellation      29 August 2001   (2,000,000)     (2,000)      2,000          -

Private placement
with trading
restrictions at
$.001 per share
as partial
consideration for
the acquisition
of a gas gathering
system            7 September 2001  3,827,621       3,828           -      3,828
                                   ----------     -------    --------   --------
Balance as at    30 September 2001 10,181,907   $  10,182   $ 490,646   $500,828
                                   ===========  ==========  ========== =========
Total restricted shares             8,881,907
                                   ===========
Total unrestricted shares           1,300,000
                                   ===========

Restricted shares cannot be sold except pursuant to certain limitations and restrictions.

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

NOTE 8      COMMITMENTS

On 19 April 2001 the Company committed to lease office premises for $1,000 per month for 24 months. The remaining commitment equals $17,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation
-----------------
Registrant expects its current cash in the bank, in addition to the revenues it expects to derive from sales of its products and services to satisfy its cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

For the nine months ended September 30, 2001 and 2000, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant intends to spend approximately $50,000 on advertising, marketing and promotion of its services.

On 7 September 2001, the Company acquired 100% of the membership interest in Southern States Gas Gathering, LLC, a Louisiana Limited Liability Company, whose business is the proposed operation of a 65-mile gas gathering system in the Caddo Pine Island field of Northwest Louisiana for 3,827,621 shares of the common stock of the Company, plus $150,000 cash.

As part of this acquisition, the Company also acquired from Trailblazer Production Company, L.C., a Texas Limited Liability Company, Globalsat Technology data. Globalsat is a sophisticated analysis tool used to select locations for drilling oil or gas wells. The gas gathering system is located in an area where ongoing drilling activities is occurring. The Globalsat Technology data may be used to acquire leases in the area. In exchange for this data, the Company has given Trailblazer Production Company, L.C. an option to acquire up to 25% of its interest in Southern States Gas Gathering LLC. The option may be exercised during the first sixty days of the second year of any new operations. The option price shall be three times the net cash flow for the first year from any new gas gathering operations.


During the next 12 months, Registrant does not intend to purchase any other significant property or equipment.

Liquidity and Capital Resources
-------------------------------

Registrant's working capital consists primarily of cash in the bank it has received from sales of its equity securities. For the nine-month period ended September 30, 2001, Registrant had a total of $177,640 in cash in the bank;$16,854 in prepaid expenses and deposits; and $256,032 in gas gathering plant, equipment, furniture and software. Registrant had a total of $5,850 in outstanding accounts payable. Registrant does not intend to spend any significant amounts of its working capital on capital expenditures during the next 12 months.

Results of Operations
---------------------

At the nine month period ended September 30, 2001, Registrant had incurred net operating losses of $89,893 U.S., all of which comprised general and administrative expenses.

The ability of Registrant to continue as a going concern is dependent on its ability to generate revenues or raise funds through sale of its equity securities for use in administrative and operational activities.


                       PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

As previously reported on Form 8-K, filed September 14, 2001, on August 29, 2001, at special meetings, the Board of Directors and Shareholders of Registrant, representing 68% of the total issued and outstanding shares of Registrant, voted to acquire Southern States Gas Gathering, LLC, a Louisiana limited liability company (SSG), whose business is the proposed operation of a 65-mile gas gathering system in Louisiana. Under the terms of the agreement, 3,827,621 shares of common stock of Registrant, as well as $150,000 in cash, were exchanged in exchange for 100% of the membership interests in SSG. In addition, the Board of Directors appointed Willard McAndrew III and Roger Wurtele as directors to fill the vacancies left when Messrs. Jon and James
Suk resigned in May, 2001. Messrs. McAndrew and Wurtele will serve until the next annual shareholders meeting and election of directors.

Item 6.  Exhibits and Reports on Form 8-K

(a) All exhibits required to be filed herein are incorporated by reference to Registrant's Form 10SB12G, filed on March 23, 2001.

(b) Form 8-K, dated August 29, 2001, was filed on September 14, 2001, to report Item 1, the Change in Control of Registrant, Item 2, Acquisition or Disposition of Assets, and Item 6, Resignation of Registrant's Directors, all in connection with the acquisition of SSG, as further discussed in this Form 10QSB filing.

                               SIGNATURES
                               ----------


      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                Bidder Communications, Inc.




Dated:  November 15, 2001       By:/s/ Roy Brown, President and Director


Dated:  November 15, 2001       By:/s/ Ron Perlman, Secretary/Treasurer
                                       and Director

Dated:  November 15, 2001       By:/s/ Willard McAndrew III, Director

Dated:  November 15, 2001       By:/s/ Roger Wurtele, Director