Form 10KSB
period 2001-12-31
ENERGY & ENGINE TECHNOLOGY CORP
filed 2002-04-09
CIK 1121811

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       FOR THE YEAR ENDED DECEMBER 31, 2001
           Commission File Number 0-32129

     Energy and Engine Technology Corporation
  ---------------------------------------------
(Exact name of registrant as specified in its charter)

        Nevada                         88-0471842
-------------------------------       -----------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

     5308 West Plano Parkway
          Plano, Texas			      75093
---------------------------------------     -----------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
(972) 732-6360

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of the Registrant's common stock as of December 31, 2001 was 10,181,907.

Registrant had no revenues for its year ended December 31, 2001.

Registrant's common stock is listed and trading on the OTCBB under the symbol "EENT". The aggregate market value of the voting stock held by non-affiliates of Registrant as of December 31, 2001 was $1,413,105. This calculation does not reflect a determination that persons are affiliates for any other purposes.

               Forward-Looking Statements
               --------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Registrant in the year 2002.


                               PART I

ITEM 1.      DESCRIPTION OF BUSINESS

Energy & Engine Technology Corporation was formed in the State of Nevada on November 16, 1999 under the name Bidder Communications, Inc. On December 5, 2001, Registrant filed an Amendment to its Articles of Incorporation, changing the name of the corporation to Energy & Engine Technology Corporation.

On August 29, 2001, the Board of Directors and the shareholders Registrant voted to acquire Southern States Gas Gathering, LLC,
(SSGG), a Louisiana Limited Liability Company, whose business was stated as the proposed operation of a 65-mile gas gathering system in Louisiana. After careful consideration, Registrant's Board of Directors and shareholders, representing 68% of the authorized, issued and outstanding common stock determined that the transaction described in the Purchase and Sale
Agreement (Exhibit 99(a) to the Form 8-K, filed August 29, 2001, under SEC File No. 0-32129 and incorporated herein by reference) were in the best interests of the stockholders of registrant and approved the resolution. Under the terms of the Purchase and Sale Agreement, a total of 3,827,621 shares of the authorized, but unissued common stock of Registrant, as well as $150,000 in cash, were exchanged for 100% of the membership interest in SSGG. The 3,827,621 shares represent 37.6% of the current authorized, issued and outstanding shares of Registrant. In addition, the Board of Directors appointed Willard McAndrew III and Roger Wurtele as directors, and Willard McAndrew III as Chairman of the Board of Directors, until the next annual shareholders meeting. The closing of the acquisition occurred on September 7, 2001. As a result of this acquisition, during the fourth quarter of 2001, there was a transition period during which former management and directors of Bidder resigned, and Wurtele and McAndrew assumed management of Registrant.

The assets acquired by Registrant included a 65-mile gas gathering system (Gathering System) within the Caddo Pine Island Field (Field) in Northwest Louisiana, which the Registrant has extended an additional 7 miles. As part of the acquisition, Registrant also acquired from Trailblazer Production Company, L.L.C. (Trailblazer), an unrelated third party at the time of the acquisition, Globalsat technology data, which is a sophisticated analysis tool to select locations for drilling oil/gas wells. The SSGG gathering system is located in an area where ongoing drilling activity is occurring and the Board of Directors believes leases can be obtained to pursue drilling locations using the Globalsat technology data and intends to commence drilling during its third year of operations.

SSGG is pursuing an integrated strategy encompassing both supply and delivery to establish a formidable presence in oil and gas production in America. As discussed above, the Company's entry into the energy industry occurred in September 2001 with the acquisition of the Gathering System, the Company's largest asset. In fact, an independent geologist has appraised the Gathering System at $2.3 million (replacement value). March 2002 marks the first month of revenue generating operations from this asset with the gas volume to be carried by the end of the month estimated to be approximately 50 thousand cubic feet (mcf) per day.

The Field was first opened in the early twentieth century. Since then, approximately 15,000 successful wells have been drilled over the entire area and an estimated 10,000 are still producing. Several geological formations have been developed for both oil and gas production. In recent years new drilling (400 - 500 wells) continues to produce shallow gas as well as some deeper oil zones. The Gathering System evolved from a smaller 9-1/2 mile pipeline system that was completed by a prior owner with a Refrigeration Plant System, dehydration units, numerous meter runs and meters, and a Koch Gateway Sales Tap. Incorporation of an additional 55 miles of steel oil gathering line acquired from Scurlock Permian Oil Company and the recent addition of another 7 miles of pipeline by SSGG expanded the Gathering System to its current length of approximately 72 miles. The strategic location of the Gathering System, in addition to its length, allows it to cover a large portion of the forty square miles (or 30,000-acres) comprising the Field.

Since many of the Field leases had pipelined oil to Scurlock in the past, there are inlets into the Gathering System at a vast number of existing tank batteries throughout the Field. The tank battery is the central location on a lease, to which fluid from all lease wells moves for separation and delivery to the purchaser. This ready access provides a convenient, inexpensive method of gathering the prolific volume of casing head gas presently being vented into the atmosphere from over 10,000 Annona Chalk wells for which there is no other outlet for delivery to market. The strategic positioning of the Gathering System will allow connection of approximately 5,000 of these wells without extension of the major trunk lines, thereby providing an easily accessible market for the gas.

Due to each well's relatively low gas volume (estimated at 2-5 mcf per day) and the associated producer's cost of laying flow lines to each individual well and lease, the Gathering System is an economic and efficient alternative for provision of a market for delivery of the gas. SSGG will connect a producer's wells to the Gathering System at no out of pocket cost to the producer. Its investment is recovered from retention of 100% of the revenues generated from sale of the producer's collected gas until the Company recoups 100% of its investment. This period is typically less than 90 days. The Company then charges 30% of the revenues generated from gas collected and transported through the Gathering System. SSGG also earns 100% of all liquids stripped from the gas.

Potential gas throughput is available from several sources. There is capture of vented (estimated at 2-5 mcf/day) casing head gas from an estimated 5,000 of the 10,000 Annona Chalk Formation wells in the Field. An estimated 300 wells from 15 leases are currently connected to the Gathering System. SSGG will aggressively pursue connection of additional wells throughout the full expanse of the Gathering System.

The Gathering System runs through mineral leases producing gas principally from the shallow Nacatoch Gas Zone and/or the Annona Chalk Zone, which is a relatively shallow oil zone at 750 to 800 and 1,200 to 1,500 feet, respectively. Thousands of Chalk wells are producing oil and venting gas to the atmosphere along the Company's pipeline. These oil wells are venting an estimated two to five thousand cubic feet of rich natural gas per day. Before the availability of the Gathering System, this gas would have been simply vented to the atmosphere for lack of any economic means to gather and transport the commodity to market. The System is able to provide the gathering, transporting and marketing of the gas.
To a Chalk well producer, this provides an unanticipated additional source of revenue from its leases, nearly equivalent in value to its oil production.

SSGG estimates that at least 5,000 wells, which will yield gas, can be connected to the Gathering System in a 3-year period, at the low average of two mcf per day per well. This would result in the daily transportation and sale of 10,000 mcf per day.

The recently completed 7-mile extension of the trunk line, which facilitates the favorable gas market connection, also provides opportunity to offer transmission services to several new producers along its way. Also, this extension gives SSGG two potential purchasers of the collected natural gas instead of one. This allows for flexibility in gas marketing.

Additionally, the Company is investigating redevelopment devices and procedures for addition recovery of reserves not previously recoverable. Despite the fact that the Field has been in operation since 1905, it is estimated that only 15% to 20% of the total oil and gas in the Field, have been captured. Barriers to production exist, but the Company is utilizing monitoring procedures and equipment, which are currently being tested on wells in the Field, which purport to increase production from marginal wells by multiples of 5 to 10.
The goal is to acquire this technology and pursue redevelopment projects. Information indicates that there are various formations in several areas of the U.S. where this technology may provide the dramatic results in increased production from marginal and from shut-in wells. In addition to the wells in the Field, there are an estimated 400,000 additional wells in the United States to which this technology could be applied.

The management team has substantial experience in the oil and gas business and is actively pursuing new redevelopment technology methods to recover remaining oil and gas in the field. Acquisition of technology to tap those reserves through redevelopment techniques would add substantial value to the Gas Gathering System.

There have been no bankruptcy, receiverships, or similar proceedings by or against Registrant.

As of December 31, 2000, Registrant had no employees other than its officers and directors, none of which receive a salary or compensation in excess of $100,000 per year and none are represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

Registrant's executive offices are located at 5308 West Plano Parkway, Plano, Texas, which it leases on a monthly basis, at competitive market rates. Registrant believes that its facilities are adequate for its current needs and that suitable additional or substitute space will obtained as and when needed.

ITEM 3.  LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's Common Stock is traded on the OTCBB under the symbol EENT and has been traded on the OTCBB since the Registrant's initial public offering (under Rule 504) in 2000. According to records of the Registrant's stock transfer agent, Registrant had 516 stockholders of record as of December 31, 2001. The following table sets forth the low and high sale price of the Company's Common Stock, based on the last sale, in each of the Company's last eight quarters:

    Quarter Ended           Low Sales Price     High Sales Price
    -------------           ---------------     ----------------
    December 31, 2001           $ .35               $  .35
    September 30, 2001           3.00                 3.00
    June 30, 2001                7.05                 7.05
    March 31, 2001                .00                  .00
    December 31, 2000             .00                  .00
    September 30, 2000            .00                  .00
    June 30, 2000                 .00                  .00
    March 31, 2000                .00                  .00

As of the date of filing this Annual Report, there has been very limited trading for the common stock; the current bid/ask prices are in the range of $.14-.15/$.15-.16. There has been no steady or substantial sales or volume since trading commenced and the last sale was 8,800 shares at $.15 per share in March 2002.

Registrant has adopted the policy to reinvest earnings to fund future growth. Accordingly, Registrant has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

As of December 31, 2001, Registrant had not yet realized any revenues and was still in the development stage. Registrant realized its first revenues in March 2002 in the amount of $556.00 (estimated) for the month and is hopeful that it will be able to sustain revenue and continue an incremental growth for the balance of fiscal year 2002, with a projection of $1,509,496 (on a conservative basis) and $2,063,602 (on an optimistic basis) in gross revenue by the end of fiscal year 2002.

Registrant had a net loss of $215,201 at December 31, 2001, resulting in a net loss per share of $.03.

General and administrative expenses at December 31, 2001 were $219,579, of which $193,279 constituted general and administrative expenses incurred by the previous management to promote the original business plans of Registrant, which have since been abandoned. Registrant expended a total of $26,300 in connection with the acquisition its primary asset, the gas gathering system, equipment and furniture.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2001, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $101,652, which was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

Registrant believes that its existing cash balance and future operating cash flows may not be sufficient for near term operating needs unless it is able to quickly and consistently expand its operations in the Field and is exploring various opportunities to raise additional capital. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its business operations.


ITEM 7.      FINANCIAL STATEMENTS AND SELECTED FINANCIAL DATA

Registrant's financial statements for the year ended December
31, 2001, prepared and audited by Parker & Co. independent Chartered Accountants is included herein in full.

SELECTED FINANCIAL DATA

For ease of reference, the following selected financial data was derived from Registrant's audited Financial Statements. The information set forth below should be read in conjunction with Registrant's Financial Statements and related Notes included elsewhere in this Form 10-KSB.

Year Ended December 31, 2001
----------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                                    0
Net income (loss)                         $(215,201)
Basic income (loss) per share                  (.03)
Weighted average shares outstanding      10,181,907

BALANCE SHEET DATA:
Cash and cash equivalents                $  101,652
Plant and Equipment (net of depreciation)   172,086
Total assets                                273,738
Long-term debt                                    0
Current Liabilities                          31,570
Stockholders' equity                        242,168


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                          PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Each of Registrant's directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of the current officers and directors is set forth below:

Name and Address                  Age    Position(s)
----------------                 ----    -------------
Willard G. McAndrew III           47     Chairman, President, Chief
                                         Executive Officer and
                                         Director

Roger Wurtele                     55    Vice President, Secretary,
                                         Chief Financial Officer
                                         and Director

Mark L. Whittaker                  42    Vice President-Investor
                                         Relations

Richard P. MacCoon                 76    Director



Background of Officers and Directors
------------------------------------

Willard G. McAndrew, III - Since 1998, Mr. McAndrew has been the President and Manager of Millennium Fuels USA, LLC., an associate of Millennium Fuels Corporation. Mr. McAndrew has been the President and the Chairman of the Board of Directors of Millennium Fuels Corporation since 2001. Millennium is a developer and producer of both fuels and alternative fuels, domiciled in Plano, Texas. From 1996 until 1998, he served as president and a director of McAndrew Management II, Inc., a developer and operator of oil and gas production projects located in Richardson, Texas. Mr. McAndrew devotes his time as required to the business of Registrant.

Roger Wurtele - Since 2001, Mr. Wurtele has served as a director and Vice-President of Millennium Fuels Corporation, a subsidiary of Registrant and as Vice President and a director of Registrant. Since 1998, he has also been the Manager and Principal Financial Officer of Millennium Fuels, USA, LLC. Millennium Fuels, USA, LLC is a developer of products in both the fuels and alternative fuels industries. From 1995 until 1998, Mr. Wurtele was the President and a director of Controllership Services, Inc., a provider of financial consulting services located in Shreveport, Louisiana. Mr. Wurtele holds a Bachelors Degree in Business Administration from the University of Nebraska and is admitted as a Certified Public Accountant in the states of Colorado and Louisiana.
He devotes his time as required to the business of Registrant.

Mark L. Whittaker - Mr. Whittaker has been the President of 600
Racing, a North Carolina company, since March of 1997 and devotes his time as required to the business of Registrant.

Richard P. MacCoon - Richard P. MacCoon has been the Manager of MR RPM, LLC, a Washington limited liability company engaged in the business of aircraft modification and engine development, from 1995 to the present. Mr. MacCoon is a World War II Veteran, an Army Air Force fighter pilot from 1942 until 1945 and a commercial pilot from 1945 until 1997 with flight test FAA Certification experience. He is a former Commissioner of Los Angeles County Human Relations and has participated in the design, renovation, modification, advertising, public relations, touring and marketing of aircraft, race cars and engines.


ITEM 10. EXECUTIVE COMPENSATION

As of the date of the filing of this Annual Report, none of Registrant's officers or directors have been compensated for their services, either in cash or stock, and there are no plans to compensate them in the near future, unless and until Registrant begins to realize revenues and becomes profitable in its business operations or raises capital in the short term. As a result, no summary compensation tables have been included herein.

On January 10, 2002 registrant's Board of Directors adopted Registrant's 2002 Consulting Services Plan (the Consulting Plan) in order to advance the interests of the Corporation by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the Corporation by employees, directors and former directors of, and contractors and consultant to, the Corporation, and its Subsidiaries who have: 1) served without salaries or other compensation; and 2) assisted the Corporation with support services for its business development. The Consulting Plan provides for an aggregate of 1,000,000 shares of the registrant's $.001 par value common stock, that may be awarded from time to time at the sole discretion of the Board of Directors. No shares have been issued under the Plan as of the date of the filing of this Annual Report. The Consulting Plan was filed as an Exhibit to Registrant's Form 8K, filed with the U.S. Securities and Exchange Commission on August 29, 2001, under SEC File No. 0-32129 and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of Registrant's directors, officers and key employees, individually and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

-------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------

Common Stock    Willard G. McAndrew III    427,604 (D)    4.2%
                5308 W. Plano Parkway
                Plano, Texas 75093

Common Stock    Roger N. Wurtele           339,604 (D)    3.34%
                5308 W. Plano Parkway
                Plano, Texas 75093


Common Stock    Richard P. MacCoon	        10,000 (D)   .001%
                5308 w. Plano Parkway
                Plano, Texas 75093

----------------------------
All Officers and Directors as              777,208 (D)   7.541%
a Group

*(D) = Direct Beneficial Ownership


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As part of the original August 2001 acquisition of the Gathering System and the Globalsat data, Trailblazer Productions, LLC was to receive a future 6% royalty and option to purchase 25% of the Gathering System. Messrs. McAndrew and Wurtele were to have been recipients of 50% of any proceeds from the royalty and 50% of the potential option interest, collectively, in the Gathering System. Due to the assumption of management of the Registrant in December 2001, Messrs. McAndrew and Wurtele have agreed to forego their interests in the royalty and the option, and in exchange for the royalty and option being cancelled, the Registrant is negotiating a fair market buyout with the recipients of the other 50% of the interests in the royalty and option, which is anticipated to be concluded within April 2002.

ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)     Registrant's financial statement for the year ended
        December 31, 2001 is included herein.

(b) Registrant's Form 8-K, filed on December 17, 2001 is incorporated herein in its entirety and can be viewed in its entirety in the SEC Edgar filings under SEC
        File No. 0-32129.

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10SB/A Registration Statement, filed on March 23, 2001, Form 8-K, filed on August 29, 2001, and Form 8-K, filed on December 17, 2001, under SEC File Number 0-31547.

Exhibit Number        Description                         Page
--------------        -----------                         ----
    3(i) *            Articles of Incorporation
    3(i)              Amendment to Articles of Inc.        22
    3(ii) *           Bylaws
   23                 Consent of Accountants               23
   99(i) *            Consulting Plan
   99(ii)*            Purchase and Sale Agreement



                       SIGNATURES
                       ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Energy & Engine Technology Corporation

Dated: April 8, 2002      By:/s/  Willard G. McAndrew III
                          President, CEO and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


By: /s/ Willard G. McAndrew III, President, Chief Executive
        Officer and Chairman of the Board

Dated:  April 8, 2002


By: /s/ Roger Wurtele, Vice President, Secretary, Chief
        Financial Officer and Director

Dated:  April 8, 2002

              ENERGY & ENGINE TECHNOLOGY CORPORATION
                AND ITS WHOLLY OWNED SUBSIDIARY
        (FORMERLY BIDDER COMMUNICATIONS, LTD., SEE NOTE 1)
               CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED 31 DECEMBER 2001 AND 2000
-----------------------------------------------------------------

PARKER & COMPANY
CHARTERED ACCOUNTANTS
200-2560 Simpson Road
Richmond, B.C. Canada V6X 2P9
Tel: (604) 276-9920
Fax: (604) 276-4577

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Energy & Engine Technology Corporation

We have audited the consolidated statement of financial position of Energy & Engine Technology Corporation, Inc. and its wholly owned subsidiary, as at 31 December 2001 and 2000, the consolidated statements of loss and deficit, of cash flows for years ended 31 December 2001 and 2000 and and consolidated statement of changes in stockholder's equity for the period from inception, 16 November 1999 to 31 December 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurances whether the consolidates financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Companies as at 31 December 2001 and 31 December 2000, the results of its operations, cash flows for the years ended 31 December 2001 and 2000 and changes in stockholder's equity for the period from their inception, 16 November 1999 to 31 December 2001 in accordance with generally accepted accounting principles in the United States.

These consolidated financial statements have been prepared assuming that the Companies will require an infusion of capital to sustain themselves. This requirement for additional capital raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond, British Columbia
14 February 2002
/S/Parker & Company
CHARTERED ACCOUNTANTS


                    Energy & Engine Technology Corporation
                       and its Wholly Owned Subsidiary
              (Formerly Bidder Communications, Ltd., See Note 1)
                 Consolidated Statement of Financial Position
                Audited - See Independent Auditors' Report
AS AT DECEMBER                      2001                   2000
                                 --------                --------
CURRENT ASSETS
Cash                            $ 101,652                $ 46,869
Goods and services taxes
  recoverable                          -                       70
Prepaid expenses and deposits          -                      627
                                 --------                --------
Total current assets              101,652                  47,566
                                 --------                --------
PLANT AND EQUIPMENT, NOTE 3
Gas gathering system, equipment
and furniture, at cost            244,034                  34,145
Accumulated amortization           71,948                   7,100
                                 --------                --------
Unamortized plant and equipment
costs                             172,086                  27,045
                                 ---------                -------
TOTAL ASSETS                    $ 273,738                 $74,611
                                 ========                ========
CURRENT LIABILITIES
Accounts payable                $  31,570                  $1,070
                                 --------                --------
Total current liabilities          31,570                   1,070
                                 --------                --------
STOCKHOLDERS' EQUITY
Share Capital (Note 4)             10,182                   8,300
Additional paid-in capital        490,646                 108,700
                                 --------                --------
Total share capital               500,828                 117,000
Deficit                          (258,660)                (43,459)
                                 --------                --------
Total stockholders' equity        242,168                  73,541
                                 --------                --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY             $273,738                 $74,611
                                 ========                ========

                  Energy & Engine Technology Corporation
                    and its Wholly Owned Subsidiary
              (Formerly Bidder Communications, Ltd., See Note 1)
                 Consolidated Statement of Loss and Deficit
                Audited - See Independent Auditors' Report

FOR THE YEARS ENDED 31 DECEMBER             2001             2000
                                         --------          ------
REVENUE
Sales                                  $       0          $ 2,223
Interest earned                            4,378            1,933
                                       ---------          -------
Total revenue                              4,378            4,156
                                       ---------          -------
EXPENSES OF GAS GATHERING SYSTEMS
Filed supervision, professional fees
and truck expenses                         3,600                -
Shop utilities, rent, taxes and licenses   2,059                -
Office rent and expenses                  13,513                -
Amortization of plant and equipment        7,128                -

Total expenses of gas gathering systems   26,300                -
                                        ---------        --------
EXPENSES OF ABANDONED OPERATIONS
Advertising, promotion, meals and
entertainment                             13,036            1,848
Consulting                                57,505           19,353
Courier, postage and parking               2,921              132
Accounting                                 3,877            3,308
Legal                                     22,649            6,087
Transfer agent, registration and
filing fees                                2,221            1,202
Bank charges, interest and exchange
losses                                     2,415              450
Management fees                           15,628                -
Travel                                    13,566              667
Rent and office expenses                  23,217            5,173
Telephone and internet communications      5,935            1,386
Amortization of plant and equipment costs  5,010            7,100
Loss on abandoned assets                  25,299                -
                                        ---------         -------
Total expenses of abandoned operations   193,279           46,706
                                        ---------         -------
Total expensed cost                      219,579           46,706
                                        ---------         -------
LOSS BEFORE INCOME TAXES                (215,201)         (42,550)
INCOME TAXES, NOTE 5                           -               -
                                        ---------         -------

NET LOSS                                (215,201)        (42,550)
DEFICIT, BEGINNING                       (43,459)           (909)
                                        ---------         -------
DEFICIT, ENDING                        ($258,660)       ($43,459)
                                       ==========        ========
LOSS PER SHARE, NOTE 6                    ($0.03)         ($0.01)
                                       ==========        ========

                  Energy & Engine Technology Corporation
             (FORMERLY BIDDER COMMUNICATIONS, INC., SEE NOTE 1)
                 Consolidated Statement of Cash Flows
                Audited - See Independent Auditors' Report

FOR THE YEAR ENDED 31 DECEMBER             2001             2000
                                         --------          ------
CASH PROVIDED (USED)FROM OPERATIONS:
From Operation
  Net loss                              $(215,201)       (42,550)
  Non cash items included therein
  Amortization of gas gathering system      7,128              -
  Amortization of capital assets before
  abandonment                               5,010          7,100
  Loss on disposal of abandoned assets     25,299              -
                                          --------       --------
  Cash used for loss                     (177,764)       (35,450)
                                          --------       --------
Changes in working capital other than cash
  Goods and services taxes recoverable
  Recoverable                                   70           (42)
  Prepaid expenses and deposits                627          (627)
  Accounts payable                          30,500           642
  Due to a shareholder                           -          (495)
                                         ---------       --------
  Cash provided (used) for
  Working capital                           31,197          (522)
                                         ---------       --------
Total cash provided (used)
from operations                            (146,567)     (35,972)
                                         ----------      --------
CASH PROVIDED BY INVESTMENT ACTIVITY:
 Acquisition of computer auctioning
 equipment                                   (3,264)     (34,145)
 Acquisition of gas gathering system       (153,804)           -
 Acquisition of improvements to gas
 gathering system                           (25,410)           -
                                         ----------      --------
Total cash provided (used by
investment activities                      (182,478)    (34,145)
                                          ----------    --------
CASH PROVIDED (USED) BY FINANCING ACTIVITY:
  Shares issued                               3,882        1,300
  Additional paid up capital                379,946       63,700
                                          ----------    --------
Total cash provided by financing            383,828       65,000
                                          ----------    --------
CASH CHANGE                                  54,783      (5,117)
CASH BEGINNING                               46,869       51,986
                                           --------      --------
CASH ENDING                                $101,652     $ 46,869
                                           ========     ========
COMPRISED OF:  Cash                        $101,652     $ 46,869
                                           ========     ========

                Energy & Engine Technology Corporation
             (FORMERLY BIDDER COMMUNICATIONS, INC., SEE NOTE 1)
      Consolidated Statement of Changes in Stockholders' Equity
       From Inception, 16 November 1999, to 30 September 2000
              Audited - See Independent Auditors' Report

                                Common    Common    Additional
                                 Stock    Stock      Paid-in     Deficit
                                Issued    Amount     Capital
Consideration                  --------   ------    ----------   -------
-------------

Private placement for cash
on 1 December 1999             2,000,000  $2,000      $     0


Private placement for cash
on 1 December 1999             5,000,000   5,000       45,000


Net loss from incorporation,
16 November 1999, to
31 December 19999                                                    (909)
                               ---------  ------      --------    --------
Balance as at
31 December 1999               7,000,000   7,000       45,000        (909)


Private placement for cash
on 31 July 2000                1,300,000   1,300       63,700


Net loss for the year ended
ended 31 December 2000                -       -            -     (42,550)
                               ---------   ------    --------     --------
Balance as at
31 December 2000              8,300,000  $8,300     $108,700    $(43,459)

Private placement for cash
on 26 June 2001                  54,286      54      379,946

Shares issued in 1 December
1999 surrendered for
cancellation on
7 September 2001             (2,000,000) (2,000)       2,000

Private placement as
partial consideration for
the acquisition of a gas
gathering system on
7 September 2001              3,827,621   3,828            -

Net loss for the year
ended 31 December 2001                                          (215,201)
                             ----------  -------     --------   --------
Balance as at
31 December 2001             10,181,907  10,182      490,646    (258,660)
                       	     ==========  ======     ========    ========


               Energy & Engine Technology Corporation
         (Formerly Bidder Communications, Ltd., See Note 1)
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            For the Years Ended 31 December 2001 and 2000
              Audited - See Independent Auditors' Report

Note 1 THE CORPORATION AND ITS BUSINESS

Energy & Engine Technology Corporation was incorporate under the name Bidder Communications, Inc. in the State of Nevada, United States on 16 November 1999. It changed its name from Bidder Communications, Inc. to Energy & Engine Technology Corporation on 4 December 2001.

The Company has moved its offices from Vancouver, British Columbia, Canada to 5308 W. Piano Parkway, Piano, Collin County, Texas, USA, 75093. The Company has abandoned the auctioning software it was developing for the internet and has acquired a gas gathering business which restarted its operations in the last quarter of 2001. The Company is presently establishing itself as a going concern. The fiscal year end of the Company is 31 December.

On 7 September 2001 the Company acquired 100% of the membership interest in Southern States Gas Gathering, LLC, A Louisiana Limited Liability Company whose business is the proposed operation of a 65 mile gas gathering system in the Caddo Pine Island field of Northwest Louisiana for 3,827 ,621 shares of the common stock of the Company plus $150,000 cash. The 3,827 ,621 share of the common stock were issued at their par value of $0.001 per share or $3,828 resulting in a total purchase valuation of $153,828. the accounting value of the assets in Southern States Gas Gathering, LLC were $250, 703 at the time of the acquisition. As a result the assets were valued down by $96,875 on consolidation. Southern States Gas Gathering, LLC's year end is 31 December.

As part of this acquisition the Company also acquired from Trailblazer Production Company, L.C., a Texas Limited Liability Company, Globalsat Technology data. Globalsat is a sophisticated analysis tool used to select locations for drilling oil or gas wells. The gas gathering system is located in an area where ongoing drilling activity is occurring. the Globalsat Technology data may be used to acquire leases in the area. In exchange for this data the Company has given Trailblazer Production Comapny, L.C. an option to acquire up to 25% of its interest in Southern States Gas Gathering, LLC. The option may be exercised during the first sixty days of the second year of any new operations. The option price shall be three times the net cash flow for the first year from any new gas gathering operations.

On 29 August 2001 the founding Shareholders surrendered 2,000,000 shares of the common stock to the Company for cancellation.

On 1 November 2001 the Company's subsidiary, Southern States Gas Gathering LLC entered into a contract to sell all of the gas it can gather up in its gas gathering system to a major gas gatherer. The contract is subject to market pricing, quality requirements and volume sufficiencies. The contract is effective 1 November 2001 and is to continue in full force and effect for a primary term of six months and monthly thereafter. the contract can be cancelled on 30 days written notice before any of the contract periods expire.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in United States dollars, which have been rounded to the nearst whole dollar except for the net loss per share which has been rounded to the nearest cent, using United States Generally Accepted Accounting Principles. These accounting principles are applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. Current business activity has just begun and insufficient revenue has been generated to sustain the Company as a going concern without the infusion of additional capital.

The acquisition of the subsidiary was accounted for as a purchase. The assets less the liabilities were valued at their fair market value which equaled the price consideration. Asset costs in excess of the fair market value or purchase price were excluded on consolidation. Only revenue, expenses and cash flow since the acquisition have been included in the consolidated financial statements.

Revenue is recorded as a sale at the time the gas is delivered to the buyers' main pipe line. Costs are recorded at the time an obligation to pay occurs and are expensed at the time the benefit to the Company is matched to revenue or, if there is no matching revenue, to the period in which the benefit is realized.

Capital assets are recorded at their cost and amortized at 20% of their declining balance.

Note 3 CAPITAL ASSETS

Furniture Computer equipment Software Gas gathering system

                                       UNAMORTIZED UNAMORTIZED
                                              COST        COST
                           ACCUMULATED 31 DECEMBER 31 DECEMBER
                  COST    AMORTIZATION        2001        2000
                  ----    ------------ ----------- -----------
Furniture           $0         $0          $0        $    431
Computer Equipment   -          -           -          15,992
Software             -          -           -          10,622
Gas Gathering
 System         244,034      71,948       172,086           -
                -------    ----------- ----------- ----------
               $244,034     $71,948      $172,086    $ 27,045
               ========     ========== =========== ==========

Note 4 SHARE CAPITAL

The authorized capital stock is 100,000,000 shares of common stock with a par value of $0.001.

10,181,907 shares of common stock have been issued as follows:

                                                ADDITIONAL
                                         SHARE    PAID IN
CONSIDERATION       DATE      ISSUED    CAPITAL  CAPITAL   TOTAL
-----------------------------------------------------------------
Private placement
With trading
restriction For
cash               12-1-99  2,000,000   $2,000     $0     $2,000

Private placement
With trading
restrictions
Cash               12-12-99 5,000,000    5,000   45,000   50,000
                            ---------  -------  -------  -------
Balance as at
                   12-31-99 7,000,000    7,000   45,000   52,000

Shares issued for
the year ended
With no trading
restrictions       12-31-00 1,300,000    1,300   63,700   65,000
                            ---------   ------   ------  -------
Balance as at      12-31-00 8,300,000   $8,300 $108,700 $117,000

Private placement
With trading
restrictions
For cash at $7.00
per share          6-26-01    54,286       54   379,946  380,000

Shares issued on
1 December 1999
surrendered for
cancellation       8-29-01(2,000,000)  (2,000)   2,000      -

Private placement
With trading
restrictions At
$0.001 per share as
partial consideration
for the acquisition
of a gas gathering 9-30-01 3,827,621    3,828       -      3,828
                          ----------   ------- -------- --------
Balance as at
31 December 2001          10,181,907   10,182   490,646  500,828
                          ==========   ======   =======  =======

Total restricted shares      8,881,907

Total unrestricted shares    1,300,000
                             ---------
Total issued                10,181,907

Restricted shares cannot be sold except pursuant to certain limitations and restrictions.

Note 5  INCOME TAXES

Income taxes on losses have not been reflected in these financial statement as it is not vertually certain that these losses will be recovered before the expiry period of the loss carry forwards.

Note 6 LOSS PER SHARE

Basic loss per share is computed by dividing losses available to common stockholders by the weightedaverage number of common shares during the period. Diluted loss per share is calculated on the weighted average number of common shares that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options or similar rights were available or granted during the period presented. Accordingly, basic and diluted loss per share are the same for all periods presented.

Note 7 RELATED PARTY TRANSACTION

The officers and directors of the Company are involved in other business activities, and may, in the future.

Note 8 SUBSEQUENT EVENTS

On 11 Janaury 2002 40,000 common shares of the stock of the Company were issued to the previous officers of the Company in exchange for services rendered on the movement of the head office of the Company.