Form 10QSB
period 2002-03-31
ENERGY & ENGINE TECHNOLOGY CORP
filed 2002-05-20
CIK 1121811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

     /X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002

     / / Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______ to _______

                         Commission File Number: 0-32129

                         ENERGY & ENGINE TECHNOLOGY CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                            88-0471842
  ----------------------------                             ----------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                              5308 West Plano Parkway
                                Plano, Texas   75093
                (Address of principal executive offices) (Zip Code)
         -----------------------------------------------------------------
         Registrant's telephone number, including area code (972) 732-6360


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

The number of shares of Registrant's common stock outstanding as of March 31, 2002 was 10,576,907.

Transitional Small Business Disclosure Format - Yes  X No

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     Following are the Financial Statements of Registrant for the three months ended March 31, 2002 and 2001, reviewed by Parker & Co., Chartered Accountants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Registrant expects its current cash in the bank, in addition to the revenues it expects to derive from sales of its products and services to satisfy its cash requirements for business operations for at least the next 12 months with a capital raise of $500,000 - $2,000,000 which will also cover future capital expenditures.

For the three months ended March 31, 2002, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant intends to spend approximately $50,000 on advertising, marketing and promotion of its services.


LIQUIDITY AND CAPITAL RESOURCES

Registrant's working capital consists primarily of cash in the bank it has received from sales of its equity securities. For the three-month period ended March 31, 2002, Registrant had a total of $14,105 in cash in the bank; $0 in prepaid expenses and deposits; and $353,115 in gas gathering plant, equipment, furniture and software. Registrant had a total of $155,381 in outstanding accounts payable. Registrant does not intend to spend any significant amounts of its working capital on capital expenditures during the next 12 months unless sufficient capital is raised.


RESULTS OF OPERATIONS

At the three month period ended March 31, 2002, Registrant had incurred net operating losses of $198,929 U.S., all of which comprised general and administrative expenses and extension of the gas gathering system.

The ability of Registrant to continue as a going concern is dependent on its ability to generate revenues or raise funds through sale of its equity securities for use in administrative and operational activities.


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Registrant's Form S-8, filed on January 29, 2002 is incorporated herein by reference.

(b) Form 8-K filed on January 18, 2002 and all exhibits thereto are hereby incorporated by reference.

ENERGY & ENGINE TECHNOLGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED 31 MARCH 2002 AND 2001
UNAUDITED - SEE INDEPENDENT REVIEW ENGAGEMENT REPORT
================================================================================


























--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

ENERGY & ENGINE TECHNOLGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED 31 MARCH 2002 AND 2001
UNAUDITED - SEE INDEPENDENT REVIEW ENGAGEMENT REPORT
================================================================================

C O N T E N T S


                                                                                    Page
                                                                                    ----

INDEPENDENT REVIEW ENGAGEMENT  REPORT                                                 1

INTERIM CONSOLIDATED STATEMENT OF FINANCIAL POSITION                                  2

INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT                                    3

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS                                          4

INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                     5

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS                              6 & 10






--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

P A R K E R  &  C O.
CHARTERED ACCOUNTANTS                                              PAGE 1 OF 10

--------------------------------------------------------------------------------
200 - 2560 Simpson Road, Richmond BC  V6X 2P9                Tel: (604) 276-9920
                                                             Fax: (604) 276-4577
--------------------------------------------------------------------------------



INDEPENDENT REVIEW ENGAGEMENT REPORT


To the stockholders of Energy & Engine Technology Corporation


We have reviewed the interim consolidated statement of financial position of Energy & Engine Technology Corporation, formerly Bidder Communications, Inc. as at 31 March 2002 and 2001 and the interim consolidated statements of loss and deficit and of cash flows for the three months then ended; and the interim consolidated statement of changes in stockholder's equity for the period from inception, 16 November 1999 to 31 March 2002. Our review was made in accordance with generally accepted standards for review engagements in Canada which are in substantial agreement with those in the United States of America and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

A review does not constitute an audit and consequently we do not express an audit opinion on these interim consolidated financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these interim consolidated financial statements are not, in all material respects, in accordance with generally accepted accounting principles in the United States of America.

These interim consolidated financial statements have been prepared assuming that the company will continue as a going concern. As stated in Note 2 to the interim consolidated financial statements, the company will require an infusion of capital to sustain itself. This requirement for additional capital raises substantial doubt about the company's ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RICHMOND, BRITISH COLUMBIA, CANADA
16 May 2002

Parker & Co.
------------------------------

PARKER & CO.
CHARTERED ACCOUNTANTS




--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

ENERGY & ENGINE TECHNOLGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF FINANCIAL POSITION
UNAUDITED - SEE INDEPENDENT REVIEW ENGAGEMENT REPORT                Page 2 of 10
--------------------------------------------------------------------------------


AS AT 31 MARCH                                                2002         2001
                                                           ---------     --------
CURRENT ASSETS
Cash                                                       $  14,105     $ 29,933
Deposit on rent                                                    -          765
                                                           ---------     --------
Total current assets                                          14,105       30,698
                                                           ---------     --------
CAPITAL ASSETS, NOTE 3
Furniture, equipment and software, at cost                   353,115       34,145
Accumulated amortization                                      89,600        8,420
                                                           ---------     --------
Unamortized capital asset costs                              263,515       25,725
                                                           ---------     --------

                                                           ---------     --------
TOTAL ASSETS                                               $ 277,620     $ 56,423
                                                           =========     ========


CURRENT LIABILITIES
Accounts payable                                           $ 155,381     $  1,000
                                                           ---------     --------
Total current liabilities                                    155,381        1,000
                                                           ---------     --------
STOCKHOLDERS' EQUITY
Share capital, Note 4                                         10,577        8,300
Additional paid-in capital                                   569,251      108,700
                                                           ---------     --------
Total share capital                                          579,828      117,000

Deficit                                                     (457,589)     (61,577)
                                                           ---------     --------
Total stockholders' equity                                   122,239       55,423
                                                           ---------     --------

                                                           ---------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 277,620     $ 56,423
                                                           =========     ========


DIRECTORS' APPROVAL: ____________________________________


--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

ENERGY & ENGINE TECHNOLGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
UNAUDITED - SEE INDEPENDENT REVIEW ENGAGEMENT REPORT                Page 3 of 10
--------------------------------------------------------------------------------


FOR THE THREE MONTHS ENDED 31 MARCH                        2002         2001
                                                         ---------    --------
REVENUE
Interest earned                                          $     355    $    410
                                                         ---------    --------
Total revenue                                                  355         410
                                                         ---------    --------
EXPENSES
Service vehicles                                             3,527           -
Compressor expenses                                            866           -
Field supervision, labor and benefits                       25,436           -
Pipeline operations and charts                               5,380           -
Consulting                                                  79,000       5,862
Courier and postage                                            769          20
Computer systems                                             1,969           -
Licenses and permits                                           750           -
Transfer agent                                                 586           -
Bank charges and interest                                      505         139
News release, registration and filing fees                   5,067       6,380
Meals and entertainment                                      3,016         201
Travel                                                      21,200         203
Rent                                                         2,379       2,604
Office supplies                                              2,606         220
Project development                                         15,000
Professional fees                                           10,383         751
Telephone and internet communications                        3,193         828
Amortization of capital asset costs                         17,652       1,320
                                                         ---------    --------
Total expenses                                             199,284      18,528
                                                         ---------    --------

LOSSES BEFORE INCOME TAXES                                (198,929)    (18,118)

INCOME TAXES, NOTE 5                                             -           -
                                                         ---------    --------
NET LOSS                                                  (198,929)    (18,118)

DEFICIT, BEGINNING                                        (258,660)    (43,459)
                                                         ---------    --------
DEFICIT, ENDING                                          $(457,589)   $(61,577)
                                                         =========    ========

LOSS PER SHARE, NOTE 6                                   $   (0.02)   $  (0.00)
                                                         =========    ========


--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

ENERGY & ENGINE TECHNOLGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED - SEE INDEPENDENT REVIEW ENGAGEMENT REPORT                PAGE 4 OF 10
================================================================================


FOR THE THREE MONTHS ENDED 31 MARCH                         2002             2001
                                                         ---------         --------
CASH PROVIDED (USED) FROM OPERATIONS

From operation
  Net loss                                               $(198,929)        $(18,118)
  Non cash items included therein                           17,652            1,320
                                                         ---------         --------
  Cash used for loss                                      (181,277)         (16,798)
                                                         ---------         --------
Changes in working capital other than cash
  Deposit on rent                                                -             (138)
  Accounts payable                                         123,811                -
                                                         ---------         --------
  Cash provided (used) for working capital                 123,811             (138)
                                                         ---------         --------
Total cash provided (used) from operations                 (57,466)         (16,936)
                                                         ---------         --------
CASH PROVIDED (USED) BY INVESTMENT ACTIVITY
  Acquisition of capital assets                           (109,081)               -
                                                         ---------         --------
Total cash provided (used) by investment activities       (109,081)               -
                                                         ---------         --------
CASH PROVIDED (USED) BY FINANCING ACTIVITY
  Shares issued                                                395                -
  Additional paid up capital                                78,605                -
                                                         ---------         --------
Total cash provided by financing                            79,000                -
                                                         ---------         --------
CASH CHANGE                                                (87,547)         (16,936)

CASH BEGINNING                                             101,652           46,869
                                                         ---------         --------
CASH ENDING                                              $  14,105         $ 29,933
                                                         =========         ========
COMPRISED OF:
  Cash                                                   $  14,105         $ 29,933
                                                         =========         ========

--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

ENERGY & ENGINE TECHNOLGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, 16 NOVEMBER 1999, TO 31 MARCH 2002
UNAUDITED - SEE INDEPENDENT REVIEW ENGAGEMENT REPORT                PAGE 5 OF 10
================================================================================

                                                                   COMMON          COMMON      ADDITIONAL
                                                                   STOCK           STOCK         PAID IN
CONSIDERATION                                                      ISSUED          AMOUNT        CAPITAL     (DEFICIT)
                                                                 ----------        -------      ---------    ---------
Private placement for cash on 1 December 1999                    2,000,000         $ 2,000      $      0

Private placement for cash on 12 December 1999                   5,000,000           5,000        45,000

Net loss from incorporation, 16 November 1999,
to 31 December 1999                                                                                               (909)
                                                                 ----------        -------      ---------    ---------
Balance as at 31 December 1999                                    7,000,000          7,000         45,000         (909)

Private placement for cash on 31 July 2000                        1,300,000          1,300         63,700

Net loss for the year ended 31 December 2000                                                                   (42,550)
                                                                 ----------        -------      ---------    ---------
Balance as at 31 December 2000                                    8,300,000          8,300        108,700      (43,459)

Private placement for cash on 26 June 2001                           54,286             54        379,946

Shares issued in 1 December 1999
Surrendered for cancellation on 7 September 2001                 (2,000,000)        (2,000)         2,000

Private placement as partial consideration
For the acquisition of a gas gathering system
On 7 September 2001                                               3,827,621          3,828              -

Net loss for the year ended 31 December 2001                                                                  (215,201)
                                                                 ----------        -------      ---------    ---------
Balance as at 31 December 2001                                   10,181,907         10,182        490,646     (258,660)

Private placement for consulting services
On 10 January 2002                                                  375,000            375         74,625

Private placement for consulting services
On 12 February 2002                                                  20,000             20          3,980

Net loss for the three months ended 31 March 2002                                                             (198,929)
                                                                 ----------        -------      ---------    ---------
Balance as at 31 March 2002                                      10,576,907        $10,577      $ 569,251    $(457,589)
                                                                 ==========        =======      =========    =========


--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

ENERGY & ENGINE TECHNOLGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED 31 MARCH 2002 AND 2001
UNAUDITED - SEE INDEPENDENT REVIEW ENGAGEMENT REPORT                PAGE 6 OF 10
================================================================================


NOTE 1        THE CORPORATION AND ITS BUSINESS

Energy & Engine Technology Corporation was incorporated under the name Bidder Communications, Inc. in the State of Nevada, United States on 16 November 1999. It changed its name from Bidder Communications, Inc. to Energy & Engine Technology Corporation on 4 December 2001.

On 7 September 2001 the company acquired 100% of the membership interest in Southern States Gas Gathering, LLC, a Louisiana Limited Liability Company whose business is the operation of a 65 mile gas gathering system in the Caddo Pine Island field of North Louisiana for 3,827,621 shares of the common stock of the company plus $150,000 cash. The 3,827,621 shares of the common stock were issued at their par value of $0.001 per share or $3,828 resulting in a total purchase valuation of $153,828. The accounting value of the assets in Southern States Gas Gathering, LLC were $250,703 at the time of the acquisition. As a result the assets were valued down by $96,875 on consolidation. Southern States Gas Gathering, LLC's year end is 31 December.

As part of this acquisition the company also acquired from Trailblazer Production Company, L.C., a Texas Limited Liability Company, Globalsat Technology data. Globalsat is a sophisticated analysis tool used to select locations for drilling oil or gas wells. The gas gathering system is located in an area where ongoing drilling activity is occurring. The Globalsat Technology data may be used to acquire leases in the area. In exchange for this data the company has given Trailblazer Production Company, L.C. an option to acquire 25% of its interest in Southern States Gas Gathering, LLC. The option price shall be three time the net cash flow for the first year from any new gas gathering operation.

On 1 November 2001 the company's subsidiary Southern States Gas Gathering, LLC entered into a contract to sell all of the gas it can gather up in its gas gathering system to a major gas gatherer and marketer. The contract is subject to market pricing, quality requirements and volume sufficiency's. The contract is effective 1 November 2001 and is to continue in full force and effect for a primary term of six months and monthly thereafter. The contract can be cancelled on 30 days written notice before any of the contract periods expire.


--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

ENERGY & ENGINE TECHNOLGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED 31 MARCH 2002 AND 2001
UNAUDITED - SEE INDEPENDENT REVIEW ENGAGEMENT REPORT                PAGE 7 OF 10
================================================================================


NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These interim consolidated financial statements have been prepared in United States dollars, which have been rounded to the nearest whole dollar except for the net loss per share which has been rounded to the nearest cent, using United States Generally Accepted Accounting Principles. These accounting principles are applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. Current business activity has just begun and insufficient revenue has been generated to sustain the company as a going concern without the infusion of additional capital.

The acquisition of the subsidiary was accounted for as a purchase. The assets less liabilities were valued at their fair market value which equalled the price consideration. Asset cost in excess of the fair market value or purchase price were excluded on consolidation. Only revenue, expenses and cash flow since the acquisition have been included in the interim consolidated financial statements.

Revenue is recorded as a sale at the time the goods are shipped from the company's warehouse. Costs are recorded at the time an obligation to pay occurs and are expensed at the time the benefit to the company is matched to revenue or, if there is no matching revenue, to the period in which the benefit is realized.

Capital assets are recorded at their cost and amortized at 20% of their declining balance and prorated within a year.

NOTE 3        CAPITAL ASSETS

                                                                                 UNAMORTIZED      UNAMORTIZED
                                                                                    COST             COST
                                                             ACCUMULATED          31 MARCH         31 MARCH
                                                          COST AMORTIZATION          2002            2001
                                                         --------------------    -----------      -----------
                       Furniture and fixtures            $      0     $     0      $      0         $   411
                       Computer equipment                       -           -             -          10,122
                       Software                                 -           -             -          15,192
                       Gas gathering system               353,115      89,600       263,515               -
                                                         --------     -------      --------         -------
                                                         $353,115     $89,600      $263,515         $25,725
                                                         ========     =======      ========         =======


--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED 31 MARCH 2002 AND 2001
UNAUDITED - SEE INDEPENDENT REVIEW ENGAGEMENT REPORT                PAGE 8 OF 10
================================================================================

NOTE 4             SHARE CAPITAL


The authorized capital stock is 100,000,000 shares of common stock with a par value of $0.001. 10,576,907 shares of common stock have been issued as follows:

                                                                                                ADDITIONAL
                                                                                   SHARE         PAID IN
CONSIDERATION                                DATE                  ISSUED         CAPITAL        CAPITAL         TOTAL
--------------                          ----------------         ----------       -------       ----------      --------
Private placement for cash
With trading restrictions                1 December 1999          2,000,000       $ 2,000        $      0       $  2,000

Private placement for cash
With trading restrictions               12 December 1999          2,500,000         2,500          22,500         25,000
With trading restrictions which
were released on 4 January 2002         12 December 1999          2,500,000         2,500          22,500         25,000
                                                                 ----------       -------        --------       --------
Balance as at                           31 December 1999          7,000,000         7,000          45,000         52,000

Private placement for cash
With no trading restrictions                31 July 2000          1,300,000         1,300          63,700         65,000
                                                                 ----------       -------        --------       --------
Balance as at                           31 December 2000          8,300,000         8,300         108,700        117,000

Private placement
With trading restrictions
For cash at $7 per share                    26 June 2001             54,286            54         379,946        380,000

Surrender for cancellation shares
that were issued on 1 December
1999 with trading restrictions            29 August 2001         (2,000,000)       (2,000)          2,000              0

Private placement with trading
restrictions. At $0.001 per share
as partial consideration for the
purchase of the gathering system.      30 September 2001          3,827,621         3,828               -          3,828
                                                                 ----------       -------        --------       --------
Balance as at 31 December 2001                                   10,181,907        10,182         490,646        500,828

Private placement for consulting
Without trading restrictions             10 January 2002            375,000           375          74,625         75,000

Private placement for consulting
With trading restrictions               12 February 2002             20,000            20           3,980          4,000
                                                                 ----------       -------        --------       --------
Balance as at                              31 March 2002         10,576,907        10,577         569,251        579,828
                                                                 ==========       =======        ========       ========


--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED 31 MARCH 2002 AND 2001
UNAUDITED - SEE INDEPENDENT REVIEW ENGAGEMENT REPORT                PAGE 9 OF 10
================================================================================


NOTE 4        SHARE CAPITAL (CONTINUED)

Total restricted shares                                                   6,401,907

Total unrestricted shares                                                 4,175,000
                                                                         ----------
Total issued                                                             10,576,907
                                                                         ==========


Restricted shares cannot be sold except pursuant to certain limitations and restrictions.

NOTE 5        INCOME TAXES

Income taxes on losses have not been reflected in these financial statement as it is not virtually certain that these losses will be recovered before the expiry period of the loss carry forwards.

                                                                        LOSSES
                                                          YEAR          CARRIED
                                                        INCURRED        FORWARD
                                                        --------       ---------
                                                          1999         $    909
                                                          2000           35,450
                                                          2001          177,764
                                                          2002          198,929
                                                                       --------
                                                                       $413,052
                                                                       ========


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


--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

ENERGY & ENGINE TECHNOLGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED 31 MARCH 2002 AND 2001
UNAUDITED - SEE INDEPENDENT REVIEW ENGAGEMENT REPORT               PAGE 10 OF 10
================================================================================

NOTE 8        COMMITMENT

On 11 March 2002 the company entered into an agreement with Clark Whittaker for the development, testing and marketing of an auxiliary power unit for vehicle which are not allowed to leave their main motors idling under new environmental regulations. The company has agreed to cover the cost of building two prototype engines up to $5,000. The company has agreed to issue 35,000 shares of the common stock to Clark Whittaker. In addition, a royalty of $100 is payable for each unit sold by the company. In exchange for these considerations the company has received an exclusive license to manufacture and market these engines. If the engines cannot be marketed within one year all of the rights to the product revert back to Clark Whittaker.

NOTE 9        SUBSEQUENT EVENTS

On 25 April 2002 the company issued 67,500 share of its common stock for zero consideration to shareholders who provided proof of investment but never received stock certificates.





--------------------------------------------------------------------------------
                        Parker & Co., Chartered Accountants

P A R K E R  &  C O.
CHARTERED ACCOUNTANTS
================================================================================
200 - 2560 Simpson Road, Richmond BC  V6X 2P9                Tel: (604) 276-9920
                                                             Fax: (604) 276-4577
================================================================================


May 16, 2002


US Securities and Exchange Commission
Washington, D.C.
USA, 20549



Reference:     ENERGY & ENGINE TECHNOLOGY CORPORATION
               (FORMERLY BIDDER COMMUNICATIONS, INC.)
               UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED 31 MARCH 2002

Dear Sirs:

We refer to the US Securities and Exchange Commissions Form 10-QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 for Energy & Engine Technology Corporation.

We consent to the use in the above mentioned Form of our Review Report dated 16 May 2002 to the stockholders' of Energy & Engine Technology Corporation, formerly Bidder Communications, Inc. on the following interim consolidated financial statements:

     Interim Consolidated Statement of Financial Position as at 31 March 2002 and 2001:
     Interim Consolidated Statements of Loss and Deficit and Cash Flows for the three months ended 31 March 2002 and 2001; and Interim Consolidated Statement of Changes in Stockholders Equity from the date of incorporation, 16 November 1999, to 31 March 2002.

We report that we have read the Form 10 for submission to the US Securities and Exchange Commission and have no reason to believe that there are any misrepresentations in the information contained therein that is derived from the interim consolidated financial statements which we have reported on or that is within our knowledge as a result of our review of such interim consolidated statements.

This letter is provided to the US Security and Exchange Commission to which it is addressed pursuant to the requirements of the Securities Exchange Act of 1934 and not for any other purpose.

Yours truly,

Parker & Co.
PARKER & CO.

                       SIGNATURES
                       ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Energy & Engine Technology Corporation

Dated: March 17, 2002      By:/s/  Willard G. McAndrew III
                          President, CEO and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


By: /s/ Willard G. McAndrew III, President, Chief Executive
        Officer and Chairman of the Board

Dated:  March 17, 2002


By: /s/ Roger Wurtele, Vice President, Secretary, Chief
        Financial Officer and Director

Dated:  March 17, 2002