Form 10QSB
period 2002-06-30
ENERGY & ENGINE TECHNOLOGY CORP
filed 2002-08-14
CIK 1121811

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                              to

Commission File Number: 0-32129

ENERGY & ENGINE TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0471842 (I.R.S. Employer Identification No.)
5308 West Plano Parkway Plano, Texas (Address of principal executive offices)	75093 (Zip Code)

Registrant's telephone number, including area code (972) 732-6360

Former address (Changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of shares of Registrant's common stock outstanding as of June 30, 2002 was 13,254,557.

Transitional Small Business Disclosure Format — Yes ☒    No ☐

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

        Following are the Financial Statements of Registrant for the three months ended June 30, 2002 and 2001, reviewed by Parker & Co., Chartered Accountants.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Registrant expects its current cash in the bank, in addition to the revenues it expects to derive from sales of its products and services to satisfy its cash requirements for business operations for at least the next 12 months with a capital raise of $500,000—$2,000,000 which will also cover future capital expenditures.

For the three months ended June 30, 2002, Registrant had generated revenues of $28,804 but has not expended any significant amount of money for research and development. During the next 12 months, Registrant intends to spend approximately $50,000 on advertising, marketing and promotion of its services.

Liquidity and Capital Resources

Registrant's working capital consists primarily of cash in the bank it has received from sales of its equity securities. As of June 30, 2002, Registrant had a total of $20,976 of cash in the bank; $16,668 of accounts receivable; $0 in prepaid expenses and deposits; and $351,203 in gas gathering plant, equipment and furniture. Registrant had a total of $256,332 in outstanding accounts payable. Registrant does not intend to spend any significant amounts of its working capital on capital expenditures during the next 12 months unless sufficient capital is raised.

Results of Operations

For the three month period ended June 30, 2002, Registrant incurred a net operating loss of $322,680, which was comprised of general and administrative expenses and expenses of the gas gathering system.

The ability of Registrant to continue as a going concern is dependent on its ability to generate revenues or raise funds through sale of its equity securities for use in administrative and operational activities.

2

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c)
Recent sales of unregistered securities; use of proceeds from registered securities.

On June 28, 2002, the issuer sold 2,000,000 shares of its Common Stock, restricted under Rule 144 promulgated under the Securities Act of 1933. The securities were sold to a private accredited investor. The total offering price was $200,000, and there were no discounts or commissions paid with respect to the aforementioned sale. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 as it was a sale by Registrant of its restricted Common Stock to one individual, previously known to senior management of Registrant, with whom senior management has had a long term prior business relationship. Such individual has represented to senior management that he is an accredited investor, and such individual was the only person approached with respect to such investment, and was approached by senior management directly. The use of such proceeds is general working capital.

3

ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited — See Independent Review Engagement Report

C O N T E N T S

P A R K E R & C O. CHARTERED ACCOUNTANTS	Page 1 of 10

200—2560 Simpson Road, Richmond BC V6X 2P9	Tel: (604) 276-9920 Fax: (604) 276-4577

INDEPENDENT REVIEW ENGAGEMENT REPORT

To the stockholders of Energy & Engine Technology Corporation

We have reviewed the interim consolidated statement of financial position of Energy & Engine Technology Corporation, as at 30 June 2002 and as at 31 December 2001 and the interim consolidated statements of results of operations and cash flows for the three months and six months ended 30 June 2002 and 2001 and the interim consolidated statement of changes in stockholders' equity from inception, 16 November 1999, to 30 June 2002, in accordance with the standards established by the American Institute of Certified Public Accountants. These interim consolidated financial statements are the responsibility of the company's management.

A review of interim consolidated financial information consists principally of obtaining an understanding of the system for the preparation of interim consolidated financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. A review is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States.

We have previously audited, in accordance with generally accepted auditing standards in the United States, the statements of financial position as at 31 December 2001, and the statements of results of operation and cash flow for the year then ended and the statement of changes in shareholders' equity from inception, 16 November 1999, to 31 December 2001. In our opinion, the information set forth in the accompanying interim consolidated statement of financial position as of 30 June 2002, is fairly stated in all material respects in relation to the statement of financial position from which it has been derived.

These interim consolidated financial statements have been prepared assuming the company will continue as a going concern. As stated in Note 2 to the interim consolidated financial statements, the company will require an infusion of capital to sustain itself. This requirement for additional capital raises substantial doubt about the company's ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond, British Columbia, Canada
09 August 2002

PARKER & CO.
CHARTERED ACCOUNTANTS

ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF FINANCIAL POSITION
Unaudited — See Independent Review Engagement Report                                                                                 Page 2 of 10

	AS AT 30 JUNE 2002	AS AT 31 DECEMBER 2001
CURRENT ASSETS
Cash	$20,976	$101,652
Accounts Receivable	16,668	—

Total current assets	37,644	101,652

PLANT AND EQUIPMENT, NOTE 3
Gas gathering system, equipment and furniture, at cost	351,203	244,034
Accumulated amortization	107,256	71,948

Unamortized plant and equipment costs	243,947	172,086

TOTAL ASSETS	$281,591	$273,738

CURRENT LIABILITIES
Accounts payable	$255,513	$31,570
Employee deductions and payroll taxes payable	819	—

Total current liabilities	256,332	31,570

STOCKHOLDERS' EQUITY
Share capital, Note 4	13,187	10,182
Additional paid-in capital	792,341	490,646
Deficit	(780,269)	(258,660)

Total stockholders' equity	25,259	242,168

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$281,591	$273,738

DIRECTORS' APPROVAL:

ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
Unaudited — See Independent Review Engagement Report                                                                                 Page 3 of 10

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	30 JUNE 2002	30 JUNE 2001	30 JUNE 2002	30 JUNE 2001
REVENUE
Sales	$28,804	$0	$28,804	$0
Other income	—	176	355	586

Total revenue	28,804	176	29,159	586

EXPENSES OF GAS GATHERING SYSTEMS
Gas disbursement	21,004	—	21,004	—
Compressor expenses	401	1,267
Pipeline operation and charts	8,688	—	14,068	—
Filed supervision, labour and benefits	3,499	—	28,935	—
Service Vehicles	5,794	—	9,321	—
Shop	3,726	—	3,726	—
Office rent	1,133	3,650	3,512	6,474
Amortization of plant and equipment	17,656	1,930	35,308	3,250

Total expenses of gas gathering systems	61,901	5,580	117,141	9,724

ADMINISTRATIVE EXPENSES
Advertising	2,682	3,471	2,682	9,851
Consulting	19,900	10,668	113,900	16,529
Courier, postage and parking	903	124	1,672	144
Professional fees	3,045	1,140	13,428	1,891
Public investor relations	20,000	—	20,000	—
Administration services	30,000	—	30,000	—
Office supplies	(2,426)	—	180	—
Transfer agent	376	399	962	399
Bank charges, interest	158	138	663	277
Development Costs	39,777	—	39,777	—
News release, registration and filing fees	7,091	—	12,158	—
Wages and salaries	146,989	—	146,989	—
Insurance, dues and subscriptions	445	—	445	—
Licence and permits	228	—	978	—
Travel	10,695	—	31,895	—
Meals and entertainment	2,212	—	5,228	405
Management fees	—	3,289	—	3,289
Telephone and internet communications	6,686	1,330	9,879	2,158
Computer system	822	—	2,791	—

Total expenses	289,583	20,559	433,627	34,943

Total expensed cost	351,484	26,139	550,768	44,667

LOSSES BEFORE INCOME TAXES	(322,680)	(25,963)	(521,609)	(44,081)
INCOME TAXES, NOTE 5	—	—	—	—

NET LOSS	(322,680)	(25,963)	(521,609)	(44,081)
DEFICIT, BEGINNING	(457,589)	(61,577)	(258,660)	(43,459)

DEFICIT, ENDING	($780,269)	($87,540)	($780,269)	($87,540)

LOSS PER SHARE, NOTE 6	($0.08)	($0.01)	($0.08)	($0.01)

WEIGHTED AVERAGE NUMBER OF SHARES	9,955,519	8,318,029	9,955,519	8,318,029

ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited — See Independent Review Engagement Report                                                                                 Page 4 of 10

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	30 JUNE 2002	30 JUNE 2001	30 JUNE 2002	30 JUNE 2001
CASH PROVIDED (USED) FROM OPERATIONS
From operation
Net loss	($322,680)	($25,963)	($521,609)	($44,081)
Non cash items included therein
Amortization of gas gathering system	17,656	1,930	35,308	3,250

Cash used for loss	(305,024)	(24,033)	(486,301)	(40,831)

Changes in working capital other than cash
Goods and services taxes recoverable	—	70	—	70
Deposit on rents	—	(1,999)	—	(2,137)
Accounts Receivable	(16,668)	—	(16,668)	—
Accounts payable	100,132	—	223,943	—
Employee deductions and payroll taxes payable	819	—	819	—

Cash provided (used) for working capital	84,283	(1,929)	208,094	(2,067)

Total cash provided (used) from operations	(220,741)	(25,962)	(278,207)	(42,898)

CASH PROVIDED (USED) BY INVESTMENT ACTIVITY
Acquisition of capital assets	—	(2,400)	(107,169)	(2,400)
Adjustment to capital assets purchased	1,912	—	—	—

Total cash provided (used) by investment activities	1,912	(2,400)	(107,169)	(2,400)

CASH PROVIDED (USED) BY FINANCING ACTIVITY
Shares issued	2,610	54	3,005	54
Additional paid up capital	223,090	379,946	301,695	379,946

Total cash provided by financing	225,700	380,000	304,700	380,000

CASH CHANGE	6,871	351,638	(80,676)	334,702
CASH BEGINNING	14,105	29,933	101,652	46,869

CASH ENDING	$20,976	$381,571	$20,976	$381,571

COMPRISED OF:
Cash	$20,976	$381,571	$20,976	$381,571

ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, 16 NOVEMBER 1999, TO 30 JUNE 2002
Unaudited — See Independent Review Engagement Report                                                                                 Page 5 of 10

CONSIDERATION	COMMON STOCK ISSUED	COMMON STOCK AMOUNT	ADDITIONAL PAID IN CAPITAL	(DEFICIT)	TOTAL
Private placement for cash on 1 December 1999	2,000,000	$2,000	$0		$2,000
Private placement for cash on 12 December 1999	5,000,000	5,000	45,000		50,000
Net loss from incorporation, 16 November 1999, to 31 December 1999				($909)	(909)

Balance as at 31 December 1999	7,000,000	7,000	45,000	(909)	51,091
Private placement for cash on 31 July 2000	1,300,000	1,300	63,700		65,000
Net loss for the year ended 31 December 2000				(42,550)	(42,550)

Balance as at 31 December 2000	8,300,000	8,300	108,700	(43,459)	73,541
Private placement for cash on 26 June 2001	54,286	54	379,946		380,000
Shares issued in 1 December 1999 Surrendered for cancellation on 7 September 2001	(2,000,000)	(2,000)	2,000
Private placement as partial consideration For the acquisition of a gas gathering system On 7 September 2001	3,827,621	3,828	—		3,828
Net loss for the year ended 31 December 2001				(215,201)	(215,201)

Balance as at 31 December 2001	10,181,907	10,182	490,646	(258,660)	242,168
Shares issued for consulting services On 10 January 2002	375,000	375	74,625		75,000
Shares issued for consulting services On 12 February 2002	20,000	20	3,980		4,000
Net loss for the three months ended 31 March 2002				(198,929)	(198,929)

Balance as at 31 March 2002	10,576,907	10,577	569,251	(457,589)	122,239
Shares issued for consulting services On 25 April 2002	75,000	75	3,085		3,160
Replacement stock issued for stock paid for and not received by stockholders On 25 April 2002	67,650	—	—		—
Shares issued for patent acquisition On 26 April 2002	35,000	35	1,440		1,475
Shares issued for consulting services On 24 May 2002	500,000	500	20,565		21,065
Shares issued for cash On 28 June 2002	2,000,000	2,000	198,000		200,000
Net loss for the three months ended 30 June 2002				(322,680)	(322,680)

Balance as at 30 June 2002	13,254,557	$13,187	$792,341	($780,269)	$25,259

ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited — See Independent Review Engagement Report                                                                                 Page 6 of 10

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

As part of this acquisition the company also acquired from Trailblazer Production Company, L.C., a Texas Limited Liability Company, Globalsat Technology data. In exchange for this data the company had given Trailblazer Production Company, L.C. an option to acquire 25% of its interest in Southern States Gas Gathering, LLC. On 5 August 2002 the agreement was cancelled.

On 1 November 2001 the company's subsidiary Southern States Gas Gathering, LLC entered into a contract to sell gathered gas to a major gas gatherer and marketer. The contract is subject to market pricing, quality requirements and volume sufficiency's. The contract is effective 1 November 2001 and is to continue in full force and effect for a primary term of six months and monthly thereafter. The contract can be cancelled on 30 days written notice before any of the contract periods expire.

ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited — See Independent Review Engagement Report                                                                                 Page 7 of 10

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

Capital assets are recorded at their cost and amortized at 20% of their declining balance and prorated within a year.

Note 3 CAPITAL ASSETS

	ACCUMULATED COST AMORTIZATION		UNAMORTIZED COST 30 June 2002	UNAMORTIZED COST 31 DECEMBER 2001
Gas gathering system	$351,203	$107,256	$243,947	$172,086

	$351,203	$107,256	$243,947	$172,086

ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited — See Independent Review Engagement Report                                                                                 Page 8 of 10

Note 4 SHARE CAPITAL

The authorized capital stock is 100,000,000 shares of common stock with a par value of $0.001. 13,254,557 shares of common stock have been issued as follows:

CONSIDERATION	DATE	ISSUED	SHARE CAPITAL	ADDITIONAL PAID IN CAPITAL	TOTAL
Private placement for cash With trading restrictions	1 December 1999	2,000,000	$2,000	$0	$2,000
Private placement for cash With trading restrictions	12 December 1999	2,500,000	2,500	22,500	25,000
With trading restrictions which were released on 4 January 2002	12 December 1999	2,500,000	2,500	22,500	25,000

Balance as at	31 December 1999	7,000,000	7,000	45,000	52,000
Private placement for cash With no trading restrictions	31 July 2000	1,300,000	1,300	63,700	65,000

Balance as at	31 December 2000	8,300,000	8,300	108,700	117,000
Private placement With trading restrictions For cash at $7 per share	26 June 2001	54,286	54	379,946	380,000
Surrender for cancellation shares that were issued on 1 December 1999 with trading restrictions	29 August 2001	(2,000,000)	(2,000)	2,000	—
Private placement with trading restrictions. At $0.001 per share as partial consideration for the purchase of the gathering system.	30 September 2001	3,827,621	3,828	—	3,828

Balance as at 31 December 2001	10,181,907	10,182	490,646	500,828
Shares issued for consulting Without trading restrictions	10 January 2002	375,000	375	74,625	75,000
Shares issued for consulting With trading restrictions	12 February 2002	20,000	20	3,980	4,000

Balance as at	31 March 2002	10,576,907	10,577	569,251	579,828
Shares issued for consulting Without trading restrictions	25 April 2002	75,000	75	3,085	3,160
Replacement stock issued for stock paid for and not received by stockholders With trading restrictions	25 April 2002	67,650	—	—	—
Shares issued for patent acquisition With trading restrictions	26 April 2002	35,000	35	1,440	1,475
Shares issued for consulting Without trading restrictions	24 May 2002	500,000	500	20,565	21,065
Shares issued for cash With trading restrictions	28 June 2002	2,000,000	2,000	198,000	200,000

Balance as at	30 June 2002	13,254,557	13,187	792,341	805,528

ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited — See Independent Review Engagement Report                                                                                 Page 9 of 10

Note 4 SHARE CAPITAL (CONTINUED)

Total restricted shares	8,504,557
Total unrestricted shares	4,750,000

Total issued	13,254,557

Restricted shares cannot be sold except pursuant to certain limitations and restrictions.

Note 5 INCOME TAXES

Income taxes on losses have not been reflected in these financial statement as it is not virtually certain that these losses will be recovered before the expiry period of the loss carry forwards.

YEAR INCURRED	LOSSES CARRIED FORWARD
1999	$909
2000	35,450
2001	177,764
2002	521,609

$735,732

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

ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited — See Independent Review Engagement Report                                                                                 Page 10 of 10

Note 8 COMMITMENT

On or about 3 June 2002, Clark Whittaker assigned US patent, serial no. 09/981572, entitled "Auxiliary Power Unit for Vehicles" to the company. This patent is for a type of auxiliary power unit for vehicles which are not allowed to leave their main motors idling under new environmental regulations. The company has issue 35,000 shares of its restricted common stock to Clark Whittaker for acquisition of the patent. In addition, a royalty of $100 is payable for each unit sold by the company which is payable only upon receipt of product. If the engines cannot be marketed within one year all of the rights to the product revert back to Clark Whittaker.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy & Engine Technology Corporation
Dated: August 14, 2002	By: /s/ Willard G. McAndrew III President, CEO and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

By: /s/ Willard G. McAndrew III, President, Chief Executive Officer and Chairman of the Board
Dated: August 14, 2002
By: /s/ Roger Wurtele, Vice President, Secretary, Chief Financial Officer and Director
Dated: August 14, 2002

QuickLinks

  PART I—FINANCIAL INFORMATION
  PART II—OTHER INFORMATION
  ENERGY & ENGINE TECHNOLOGY CORPORATION FORMERLY BIDDER COMMUNICATIONS, INC. INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001 Unaudited — See Independent Review Engagement Report
SIGNATURES