Form 10QSB
period 2002-09-30
ENERGY & ENGINE TECHNOLOGY CORP
filed 2002-11-19
CIK 1121811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2002

/ / Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______ to _______

Commission File Number: 0-32129

ENERGY & ENGINE TECHNOLOGY CORPORATION
------------------------------------------------------
(Exact name of registrant as specified in its charter)

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d)
of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
/X/ No

The number of shares of Registrant's common stock outstanding as of September 30,
2002 was 22,018,532.

Transitional Small Business Disclosure Format - Yes /X/ No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

	Following are the Financial Statements of Registrant for the three months ended
September 30, 2002 and 2001, reviewed by Parker & Co., Chartered
Accountants.

ENERGY & ENGINE TECHNOLOGY CORPORATION
"FORMERLY BIDDER COMMUNICATIONS, INC."
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001 Unaudited - See Independent Review Engagement Report



C O N T E N T S

	Page

INDEPENDENT REVIEW ENGAGEMENT  REPORT	1

INTERIM CONSOLIDATED STATEMENT OF FINANCIAL POSITION	2

INTERIM CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS	3

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS	4

INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY	5

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS	6 & 10

P A R K E R  &  C O.

CHARTERED ACCOUNTANTS
Page
1 of 10
200 - 2560 Simpson Road, Richmond BC  V6X 2P9
Tel:(604) 276-9920    Fax: (604)
276-2415





INDEPENDENT REVIEW ENGAGEMENT REPORT



To the directors of Energy & Engine Technology Corporation




We have reviewed the interim consolidated statement of financial position of Energy & Engine
Technology Corporation, as at 30 September 2002 and as at 31 December 2001 and the interim consolidated statements of results of operations and cash flows for the three months and nine months ended 30 September 2002 and 2001 and the interim consolidated statement of changes in stockholders' equity from inception, 16 November 1999, to 30 September 2002, in accordance with the standards established by the American Institute of Certified Public Accountants. These interim consolidated financial statements are the responsibility of the company's management.


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


We have previously audited, in accordance with generally accepted auditing standards in the
United States, the statements of financial position as at 31 December 2001, and the statements of results of operation and cash flow for the year then ended and the statement of changes in shareholders' equity from inception, 16 November 1999, to 31 December 2001. In our opinion, the information set forth in the accompanying interim consolidated statement of financial position as of 30 September 2002, is fairly stated in all material respects in relation to the statement of financial position from which it has been derived.


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




Richmond, British Columbia, Canada

18 November 2002


______________________________


PARKER & CO.
CHARTERED ACCOUNTANTS


ENERGY & ENGINE TECHNOLOGY CORPORATION

FORMERLY BIDDER COMMUNICATIONS, INC.

INTERIM CONSOLIDATED STATEMENT OF FINANCIAL
POSITION
Unaudited - See Independent Review Engagement  Report	 	 	 Page
2 of 10








	 AS AT 		 AS
AT
	30 SEPTEMBER		31
DECEMBER
	2002		2001





CURRENT ASSETS

Cash	$50,425
	$101,652
Accounts Receivable	              1,255
-
Total current assets	51,680
	101,652
PLANT AND EQUIPMENT, NOTE 3

Gas gathering system, equipment and furniture, at cost
356,203
244,034
Accumulated amortization	          125,162
71,948
Unamortized plant and equipment costs	          231,041
172,086


TOTAL ASSETS	$282,721
	$273,738






CURRENT LIABILITIES

Accounts payable	$233,865
	$31,570
Accrued employee remuneration payable	156,667
-
Employee source deductions and payroll taxes payable	12,378
-
Loan payable, Note 4	50,000
-
Total current liabilities	452,910
	31,570
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Share capital, Note 5	            21,951
10,182
Additional paid-in capital	        1,153,163
490,646
Deficit	(1,345,303)
	(258,660)
Total stockholders' equity (deficiency in assets)	(170,189)
242,168


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$282,721
	$273,738




DIRECTORS' APPROVAL: ____________________________________


ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.

INTERIM CONSOLIDATED STATEMENT OF RESULTS OF
OPERATIONS
Unaudited - See Independent Review Engagement  Report
	 	 	 Page 3 of 10

	FOR THE THREE
	FOR THE NINE
	MONTHS ENDED
	MONTHS ENDED
	30 SEPTEMBER 		30 SEPTEMBER 		30
SEPTEMBER 		30 SEPTEMBER
	2002		2001
	2002		2001
REVENUE
Sales	$19,681 		$0
	$48,485 		$0
Other income	                   - 		1,927
	355 		2,513
Total revenue	19,681 		1,927
	48,840 		2,513
EXPENSES OF GAS GATHERING SYSTEMS
Gas disbursement	          14,484 		                   -
	35,488 		                   -
Compressor expenses	            2,406
-
	3,673 		                   -
Pipeline operation and charts	          11,940
-
	26,008 		                   -
Filed supervision, labour and benefits	16,104
-
	45,039 		                   -
Service Vehicles	2,986 		            1,550
	12,307 		            1,550
Shop and equipment rent	1,027 		                   -
	4,753 		                   -
Office rent	(270)		            3,095
	3,242 		            9,569
Amortization of plant and equipment	17,906 		            1,760

	53,214 		            5,010
Total expenses of gas gathering systems	          66,583
6,405
183,724 		          16,129
ADMINISTRATIVE EXPENSES
Advertising	(2,682)		                  1
- 		9,852
Consulting	41,200 		21,323
	155,100 		37,852
Courier, postage and parking	2,178 		220
	3,850 		364
Professional fees	5,571 		6,267
	18,999 		8,158
Public investor relations	5 		                   -
	20,005 		                   -
Administration services	15,000 		                   -
	45,000 		                   -
Office supplies and expenses	4,957 		            3,224
	5,137 		            3,224
Transfer agent	635 		                   -
	1,597 		399
Bank charges and interest	754 		543
	1,417 		820
Development Costs	21,067 		                   -
	60,844 		                   -
News release, registration and filing fees	5,964
-
	18,122 		                   -
Wages, salaries and employee benefits	379,183
-
	526,172 		                   -
Insurance, dues and subscriptions	467 		                   -
	912 		                   -
Licence and permits	85 		                   -
	1,063 		                   -
Travel	20,247 		              203
	52,142 		              203
Meals and entertainment	5,681 		              246
	10,909 		651
Management fees	                   - 		            7,339

- 		10,628
Rent	            7,385 		                   -
	7,385 		                   -
Telephone and internet communications	9,003 		1,968
	18,882 		4,126
Computer system   	1,432 		                   -
	4,223 		                   -
Total expenses 	518,132 		41,334
	951,759 		76,277
Total expensed cost	584,715 		47,739
	1,135,483 		92,406
LOSSES BEFORE INCOME TAXES	(565,034)		(45,812)
	(1,086,643)		(89,893)
INCOME TAXES, NOTE 6	                   -
-
- 		                   -
NET LOSS	($565,034)		($45,812)
	($1,086,643)		($89,893)

LOSS PER SHARE, BASIC, NOTE 7	($0.03)		($0.01)
	($0.09)		($0.01)
LOSS PER SHARE, DILUTED, NOTE 7	($0.03)		($0.01)
	($0.09)		($0.01)

WEIGHTED AVERAGE NUMBER OF SHARES	    16,397,717
8,615,539
12,408,323 		     8,407,131
WEIGHTED AVERAGE NUMBER OF POSSIBLE SHARES	    16,740,913
	8,615,539
	12,525,443 		8,407,131


ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited - See Independent Review Engagement  Report
	 	 	 Page 4 of 10


	FOR THE THREE
	FOR THE NINE
	MONTHS ENDED
	MONTHS ENDED
	30 SEPTEMBER 		30 SEPTEMBER
	30 SEPTEMBER 		30 SEPTEMBER
 	2002		2001
	2002		2001

CASH PROVIDED (USED) FROM OPERATIONS

From operation
  Net loss	($565,034)		($45,812)
	($1,086,643)		($89,893)
  Non cash items included therein

  Amortization of gas gathering system	17,906
1,760
53,214 		            5,010
  Cash used for loss	(547,128)		(44,052)
	(1,033,429)		(84,883)
Changes in working capital other than cash and loan payable

  Goods and services taxes recoverable	                   -
-
- 		70
  Deposit on rents	                   - 		(13,820)

- 		(15,957)
  Accounts Receivable	15,413 		                   -
	(1,255)		                   -
  Accounts payable	(21,648)		            4,780
	202,295 		            4,780
  Accrued employee remuneration payable	         156,667
-
	156,667 		                   -
  Employee deductions and payroll taxes payable	           11,559
	                   -
	12,378 		                   -
  Cash provided (used) for working capital	161,991
	(9,040)
	370,085 		(11,107)
Total cash provided (used) from operations	(385,137)
	(53,092)
	(663,344)		(95,990)
CASH PROVIDED (USED) BY INVESTMENT ACTIVITY

  Acquisition of capital assets	(5,000)		(154,667)
	(112,169)		(157,067)
Total cash provided (used) by investment activities	(5,000)
	(154,667)
	(112,169)		(157,067)
CASH PROVIDED (USED) BY FINANCING ACTIVITY

  Loan payable	50,000 		                   -
	50,000 		                   -
  Shares issued	            8,764 		3,828
	11,769 		3,882
  Additional paid up capital	         360,822
-
	662,517 		379,946
Total cash provided by financing	         419,586
3,828
724,286 		         383,828
CASH CHANGE	29,449 		(203,931)
	(51,227)		130,771

CASH BEGINNING	20,976 		         381,571
101,652 		           46,869
CASH ENDING	$50,425 		$177,640
	$50,425 		$177,640
COMPRISED OF:
  Cash	$50,425 		$177,640
	$50,425 		$177,640


ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.

INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY
FROM INCEPTION, 16 NOVEMBER 1999, TO 30 SEPTEMBER 2002

Unaudited - See Independent Review Engagement  Report
			 Page 5 of 10

	 COMMON 		 COMMON
ADDITIONAL
 	 STOCK 		 STOCK 		 PAID IN
CONSIDERATION	 ISSUED 		 AMOUNT 		 CAPITAL
(DEFICIT) 		TOTAL


Private placement for cash on 1 December 1999	     2,000,000
	$2,000 		$0 				$2,000

Private placement for cash on 12 December 1999	     5,000,000
5,000
45,000 		 		50,000

Net loss from incorporation, 16 November 1999,

to 31 December 1999	 		 		 		($909)
	(909)
Balance as at 31 December 1999	     7,000,000 		7,000
	45,000 		(909)		51,091

Private placement for cash on 31 July 2000	     1,300,000
	1,300 		63,700 				65,000

Net loss for the year ended 31 December 2000
		(42,550)		(42,550)
Balance as at 31 December 2000	     8,300,000 		8,300
	108,700 		(43,459)		73,541

Private placement for cash on 26 June 2001	          54,286
	54 		379,946 		 		380,000

Shares issued in 1 December 1999

Surrendered for cancellation on 7 September 2001	(2,000,000)
	(2,000)		2,000

Private placement as partial consideration

For the acquisition of a gas gathering system

On 7 September 2001	     3,827,621 		        3,828
- 				3,828

Net loss for the year ended 31 December 2001
		(215,201)		(215,201)
Balance as at 31 December 2001	    10,181,907 		      10,182

490,646 		(258,660)		242,168

Shares issued for consulting services

On 10 January 2002	        375,000 		           375
74,625 				75,000

Shares issued for consulting services

On 12 February 2002	          20,000 		             20
3,980 				4,000

Shares issued for consulting services

On 25 April 2002	          75,000 		             75
3,085 				3,160

Replacement stock issued for stock paid for

and not received by stockholders

On 25 April 2002	          67,650 		               -
- 				               -

Shares issued for patent acquisition

On 26 April 2002	          35,000 		             35
1,440 				1,475

Shares issued for consulting services

On 24 May 2002	        500,000 		           500
20,565 				21,065

Shares issued for cash
On 28 June 2002	     2,000,000 		        2,000
198,000 				200,000
									               -
Shares issued for cash
On 13 August 2002	     1,500,000 		        1,500
148,500 				150,000

Shares issued for services

On 29 August 2002	     6,763,975 		        6,764
162,822 				169,586

Shares issued for cash
On 29 September 2002	        500,000 		           500
49,500 				50,000

Net loss for the nine months ended 30 September 2002
			(1,086,643)		(1,086,643)
Balance as at 30 September 2002	 $ 22,018,532 		 $    21,951
		 $
1,153,163 		($1,345,303 )		($ 170,189 )



ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001

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


At the end of 2001 the company moved its offices from Vancouver, British Columbia, Canada to
5308 West Plano Parkway, Plano, Collin County, Texas, USA, 75093. The company has abandoned the auctioning software it was developing for the internet and has acquired a gas gathering business which restarted its operations in the last quarter of 2001. The company is presently establishing itself as a going concern. The fiscal year end of the company is 31
December.


On 7 September 2001 the company acquired 100% of the membership interest in Southern States Gas
Gathering, LLC, a Louisiana Limited Liability Company. Its business is the operation of a 65 mile gas gathering system in the Caddo Pine Island field of North Louisiana for 3,827,621 shares of the common stock of the company plus $150,000 cash. The 3,827,621 shares of the common stock were issued at their par value of $0.001 per share or $3,828 resulting in a total purchase valuation of $153,828. The accounting value of the assets in Southern States Gas Gathering, LLC were $250,703 at the time of the acquisition. As a result the assets were valued down by $96,875 on consolidation. Southern States Gas Gathering, LLC's year end is 31 December. Southern States Gas Gathering, LLC. changed its name to Gas Gathering
Enterprises, LLC. prior to 30 September 2002.

As part of this acquisition the company also acquired Globalsat
Technology data from Trailblazer
Production Company, L.C., a Texas Limited Liability Company. In exchange for this data the company had given Trailblazer Production Company, L.C. an option to acquire 25% of its interest in Southern States Gas
Gathering, LLC. On 5 August 2002 the agreement was cancelled in exchange for 1,000,000 common shares, the return of the Globalstat Technology data and the continuation of a 2% royalty on future gross income from the gas gathering operation.

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


Prior to 30 September 2002 the company incorporated another subsidiary with the name Top
Gun Marketing, Inc. The subsidiary is not operational.

ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001

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

Capital assets are recorded at their cost and amortized annually at 20% of their declining balance.
Acquisition and disposals part way through a year are amortized on a prorated basis during the year.


Note 3                 CAPITAL ASSETS


	UNAMORTIZED		UNAMORTIZED
						COST		COST
				ACCUMULATED		30 SEPTEMBER		31
DECEMBER
		COST		AMORTIZATION		2002		2001


	Gas gathering system	$351,203		$124,912
	$226,291		$172,086
	Office furniture and equipment	5,000 		250
	4,750 		                 -
		$356,203 		$125,162 		$231,041
	$172,086


Note 4                 LOAN PAYABLE


The loan is repayable with 7% interest on or before 9 July 2003. If the repayment terms are not met then common shares are required to be issued equal in number to 50% of the 10 day average closing price of the stock divided into any unpaid loan balance. The loan is unsecured.


ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001 Unaudited - See Independent Review Engagement Report
				Page 8 of 10

Note 5             SHARE CAPITAL


The authorized capital stock is 100,000,000 shares of common stock with a par value of $0.001.
22,018,532 shares of common stock have been issued as follows:

	ADDITIONAL
 						SHARE
	PAID IN
CONSIDERATION		DATE		ISSUED		CAPITAL
	CAPITAL		TOTAL


Private placement for cash

With trading restrictions		1 December 1999		2,000,000
	$2,000
	$0 		$2,000

Private placement for cash

With trading restrictions		12 December 1999		2,500,000
	2,500
	22,500 		25,000
With trading restrictions which

were released on 4 January 2002		12 December 1999
	2,500,000 		2,500
	22,500 		25,000
Balance as at		31 December 1999		7,000,000 		7,000

	45,000 		52,000

Private placement for cash unrestricted.		31 July 2000
1,300,000 		       1,300
63,700 		65,000
Balance as at		31 December 2000		8,300,000 		8,300

	108,700 		117,000

Private placement with trading restrictions

For cash at $7 per share		26 June 2001		54,286
	54
	379,946 		380,000

Surrender for cancellation shares that were

issued on 1 December 1999 with restrictions.	29 August 2001
	(2,000,000)		(2,000)
	2,000 		                -

Private placement with trading restrictions.

At $0.001 per share as partial consideration

for the purchase of the gathering system.		30 September 2001
	3,827,621 		3,828
- 		3,828
Balance as at 31 December 2001				10,181,907
	10,182
	490,646 		500,828

Shares issued for consulting

Without trading restrictions		10 January 2002		375,000
	375
	74,625 		75,000

Shares issued for consulting

With trading restrictions		12 February 2002		20,000
	20
	3,980 		4,000

Shares issued for consulting

Without trading restrictions		25 April 2002		75,000
	75
3,085 		3,160

Replacement stock issued for stock paid for

and not received by stockholders

With trading restrictions		25 April 2002		      67,650
		              -
- 		                -

Shares issued for patent acquisition

With trading restrictions		26 April 2002		35,000
	35
1,440 		1,475

Shares issued for consulting

Without trading restrictions		24 May 2002		500,000
	500
20,565 		21,065

Shares issued for cash

With trading restrictions		28 June 2002		2,000,000
	2,000
	198,000 		200,000

Shares issued for cash

With trading restrictions		13 August 2002		1,500,000
	1,500
	148,500 		150,000

Shares issued for services

With trading restrictions		29 August 2002		6,763,975
	6,764
	162,822 		169,586

Shares issued for cash

With trading restrictions		29 September 2002		500,000
	500
	49,500 		50,000

Balance as at		30 September 2002		22,018,532
	$21,951
	$1,153,163 		$1,175,114


ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001 Unaudited - See Independent Review Engagement Report
	Page
9 of 10


Note 5             SHARE CAPITAL (CONTINUED)


Total restricted shares			17,268,532

Total unrestricted shares			4,750,000
Total issued			22,018,532
Restricted shares cannot be sold except pursuant to certain limitations and restrictions.

3,000,000 common shares were issued with protection against dilution up to 30 September 2004 if the total number of issued shares should exceed 20,000,000 common shares. These 3,000,000 shares represent 15% of the 20,000,000 threshold shares. As the threshold has been exceeded the company is required to issue an additional 302,780 restricted common shares.

350,000 warrants were issued with the sale of 3,500,000 shares for cash. These warrants allow the holder to purchase one addition restricted common share for $0.25 up to 13 August 2004.

Note 6             INCOME TAXES

Income taxes on losses have not been reflected in these financial statement as it is not virtually certain that these losses will be recovered before the expiry period of the loss carry forwards.

			LOSSES
	YEAR		CARRIED
	INCURRED		FORWARD

	1999		$909
	2000		42,550
	2001		215,201
	2002		1,086,643
			$1,345,303

Note 7             LOSS PER SHARE

Basic loss per share is computed by dividing losses available to common stockholders by the weighted-average number of common shares during the period. Diluted loss per share is calculated on the weighted average number of common shares that would have resulted if dilutive common stock equivalents had been converted to common stock. 350,000 warrants were outstanding as at 30 September 2002 and 3,000,000 shares have been issued with dilution protection if the issued number of shares exceeds 20,000,000. In addition, the loan payable could trigger additional share issues if it is not repaid on time.

ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL
STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001
Unaudited - See Independent Review Engagement  Report		Page 10 of
10


Note 8                 RELATED PARTY TRANSACTION


The officers and directors of the company are involved in other business activities, and may, in the future become active in additional other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the company and their own business interests. The company has not formulated a policy for the resolution of such conflicts.


Note 9                 COMMITMENT

On or about 3 June 2002, Clark Whittaker assigned US patent, serial no. 09/981572, entitled " Auxiliary
Power Unit for Vehicles" to the company. This patent is for a type of auxiliary power unit for vehicles which are not allowed to leave their main motors idling under new environmental regulations. The company has issue 35,000 shares of its restricted common stock to Clark Whittaker for acquisition of the patent. In addition, a royalty of $100 is payable for each unit sold by the company which is payable only upon receipt of product. If the engines cannot be marketed within one year all of the rights to the product revert back to Clark Whittaker.


Note 10                 SUBSEQUENT EVENTS

On 15 October 2002 the company entered into a ten year lease of a hanger at the Archuleta County Airport,
Steven Field, Colorado. The lease obligation requires the company to operate a business of offering aviation services. The agreement can be cancelled prior to 31 March 2003 upon 60 days prior written notice to the lessee. The lease commitment is $9,600 per year for the first five years or a total of $48,000.


Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation
-------------------
Registrant is in the process of exploring capital raise opportunities in the $500,000 -
$2,000,000 range. Given the current economic climate, the required length of time and efforts to be expended in the raising of capital exceed the levels required in recent years.
Therefore, Management is expending valuable resources and time in these efforts, which is taking away some resources from business operation. Nevertheless, Registrant expects that as long as it is successful in its fundraising efforts, its current cash in the bank, in addition to the revenues it expects to derive from sales of its products and services, will be sufficient to satisfy its cash requirements for business operations for at least the next
12 months.

For the three months ended September 30, 2002, Registrant had generated revenues of
$19,681 but has not expended any significant amount of money for research and development. During the next 12 months, Registrant intends to spend approximately
$50,000 on advertising, marketing and promotion of its services.

Liquidity and Capital Resources
--------------------------------

Registrant's working capital consists primarily of cash in the bank it has received from sales of its equity securities. As of September 30, 2002, Registrant had a total of $51,650 of cash in the bank; $1,255 of accounts receivable; $0 in prepaid expenses and deposits;
and $356,203 in gas gathering plant, equipment and furniture. Registrant had a total of
$233,865 in outstanding accounts payable and a total of $454,135 in current liabilities
(including accounts payable). Registrant does not intend to spend any significant amounts of its working capital on capital expenditures during the next 12 months unless sufficient capital is raised.

Results of Operations
-----------------------

For the three month period ended September 30, 2002, Registrant incurred a net operating loss of $565,034, which was comprised of general and administrative expenses and expenses of the gas gathering system. $169,586 of the net operating loss is due to equity issued to offices and employees for compensation.

The ability of Registrant to continue as a going concern is dependent on its ability to generate revenues or raise funds through sale of its equity and debt securities for use in administrative and operational activities.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c) Recent sales of unregistered securities; use of proceeds from registered securities.

Between July 1 and September 30, 2002, the issuer sold 2,000,000 shares of its Common
Stock, restricted under Rule 144 promulgated under the Securities Act of 1933. The securities were sold to a private accredited investor. The total offering price was
$200,000, and there were no discounts or commissions paid with respect to the aforementioned sale. One of the individuals also loaned Registrant $50,000, in the form of a promissory note, due and payable on or before July 7, 2003, with interest accruing at
7%. The note is unsecured, and no interim payments before maturity are scheduled. The transactions were exempt from registration under Section 4(2) of the Securities Act of
1933 as it was a sale by Registrant of its restricted Common Stock to two individuals, previously known to senior management of Registrant, with whom senior management has had a long term prior business relationship. Such individuals have represented to senior management that they are accredited investors, and such individuals are the only persons approached with respect to such investment, and were approached by senior management directly. The use of such proceeds is general working capital.

SARBANES OXLEY CONSENT

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the
Quarterly Report on Form 10-Q of Registrant for the period ended september 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Chairman and Chief Executive Officer and Chief Financial Officer of
Registrant, certify that:

	(1)	The Report fully complies with the requirements of Section
13(a) or 15(d)
of the Securities Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents, in
all material
respects, the financial condition and results of operations of Registrant.


___________________________
Name: Willard G. McAndrew, III
Title:    CEO and President



Name: Roger N. Wurtele
Title: Chief Financial Officer
November __, 2002