Form 10QSB/A
period 2002-09-30
ENERGY & ENGINE TECHNOLOGY CORP
filed 2002-11-21
CIK 1121811

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



P A R K E R  &  C O.
CHARTERED ACCOUNTANTS                                           Page 1 of 10
----------------------------------------------------------------------------
200 - 2560 Simpson Road, Richmond BC  V6X 2P9
Tel:(604) 276-9920    Fax: (604) 276-2415
----------------------------------------------------------------------------

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



----------------------------------

PARKER & CO.
CHARTERED ACCOUNTANTS


ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF FINANCIAL POSITION
Unaudited - See Independent Review Engagement  Report           Page 2 of 10
----------------------------------------------------------------------------


							 		 AS AT		AS AT
								30 SEPTEMBER	31 DECEMBER
							  		  2002		 2001
								------------	-----------

CURRENT ASSETS
Cash								$     50,425	$   101,652
Accounts Receivable				     		 1,255 	          -
								------------	-----------
Total current assets						51,680	    101,652
								------------	-----------

PLANT AND EQUIPMENT, NOTE 3
Gas gathering system, equipment and
   furniture, at cost					     356,203	    244,034
Accumulated amortization				     125,162	     71,948
								------------	-----------
Unamortized plant and equipment costs		     231,041	    172,086
								------------	-----------
								------------	-----------
TOTAL ASSETS						$    282,721	$   273,738
								============	===========

CURRENT LIABILITIES
Accounts payable						$    233,865	$    31,570
Accrued employee remuneration payable		     156,667		    -
Employee source deductions and
   payroll taxes payable					12,378	          -
Loan payable, Note 4						50,000	          -
								------------	-----------
Total current liabilities				     452,910	     31,570
								------------	-----------

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Share capital, Note 5						21,951	     10,182
Additional paid-in capital				   1,153,163	    490,646
Deficit						        (1,345,303)	   (258,660)
								------------	-----------
Total stockholders' equity
   (deficiency in assets)				    (170,189)	    242,168
								------------	-----------
								------------	-----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$    282,721	$   273,738
								============	===========


DIRECTORS' APPROVAL: ____________________________________



ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
Unaudited - See Independent Review Engagement  Report           Page 3 of 10
----------------------------------------------------------------------------


							FOR THE THREE			    FOR THE NINE
							MONTHS ENDED			    MONTHS ENDED
					------------------------------	------------------------------
					30 SEPTEMBER	30 SEPTEMBER	30 SEPTEMBER	30 SEPTEMBER
						  2002		  2001		  2002		  2001
					------------	------------	------------	------------
REVENUE
Sales					$     19,681	$	     0	$	48,485	$	     0
Other income				     -		 1,927		   355		 2,513
					------------	------------	------------	------------
Total revenue				19,681		 1,927		48,840		 2,513
					------------	------------	------------	------------

EXPENSES OF GAS GATHERING SYSTEMS
Gas disbursement				14,484		     -		35,488		     -
Compressor expenses			 2,406		     -		 3,673		     -
Pipeline operation and charts		11,940		     -		26,008		     -
Field supervision, labour
   and benefits				16,104		     -		45,039		     -
Service Vehicles				 2,986		 1,550		12,307		 1,550
Shop and equipment rent			 1,027		     -		 4,753		     -
Office rent					  (270)		 3,095		 3,242		 9,569
Amortization of plant
   and equipment				17,906		 1,760		53,214		 5,010
					------------	------------	------------	------------
Total expenses of gas
   gathering systems			66,583		 6,405	     183,724		16,129
					------------	------------	------------	------------

ADMINISTRATIVE EXPENSES
Advertising				      (2,682)		     1		     -	       9,852
Consulting					41,200		21,323	     155,100		37,852
Courier, postage and parking		 2,178		   220		 3,850		   364
Professional fees				 5,571		 6,267		18,999		 8,158
Public investor relations		     5		     -		20,005		     -
Administration services			15,000		     -		45,000		     -
Office supplies and expenses		 4,957		 3,224		 5,137		 3,224
Transfer agent				   635		     -		 1,597		   399
Bank charges and interest		   754		   543		 1,417		   820
Development Costs				21,067		     -		60,844		     -
News release, registration
   and filing fees			 5,964		     -		18,122		     -
Wages, salaries and
   employee benefits		     379,183		     -	     526,172		     -
Insurance, dues and
   subscriptions				   467		     -		   912		     -
Licence and permits			    85		     -		 1,063		     -
Travel					20,247		   203		52,142		   203
Meals and entertainment			 5,681		   246		10,909		   651
Management fees				     -		 7,339		     -		10,628
Rent						 7,385		     -		 7,385		     -
Telephone and internet
   communications				 9,003		 1,968		18,882		 4,126
Computer system				 1,432		     -		 4,223		     -
					------------	------------	------------	------------
Total expenses			     518,132		41,334	     951,759		76,277
					------------	------------	------------	------------
Total expensed cost		     584,715	   	47,739	   1,135,483		92,406
					------------	------------	------------	------------
LOSSES BEFORE INCOME TAXES	    (565,034)	     (45,812)	  (1,086,643)	     (89,893)

INCOME TAXES, NOTE 6			     -		     -		     -		     -
					------------	------------	------------	------------

NET LOSS			      $   (565,034)	$    (45,812)	$ (1,086,643)	$    (89,893)
					============	============	============	============

LOSS PER SHARE,
   BASIC, NOTE 7			$	 (0.03)	$	 (0.01)	$	 (0.09)	$	 (0.01)
					============	============	============	============
LOSS PER SHARE,
  DILUTED, NOTE 7			$	 (0.03)	$	 (0.01)	$	 (0.09)	$	 (0.01)
					============	============	============	============

WEIGHTED AVERAGE NUMBER
   OF SHARES			  16,397,717	   8,615,539	  12,408,323	   8,407,131
					============	============	============	============
WEIGHTED AVERAGE NUMBER
   OF POSSIBLE SHARES		  16,740,913	   8,615,539	  12,525,443	   8,407,131
					============	============	============	============




ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited - See Independent Review Engagement  Report           Page 4 of 10
----------------------------------------------------------------------------


							FOR THE THREE				FOR THE NINE
							MONTHS ENDED				MONTHS ENDED
					------------------------------	------------------------------
					30 SEPTEMBER	30 SEPTEMBER	30 SEPTEMBER	30 SEPTEMBER
						  2002		  2001		  2002		  2001
					------------	------------	------------	------------
CASH PROVIDED (USED) FROM OPERATIONS
From operation
  Net loss				$   (565,034)	$    (45,812)	$ (1,086,643)	$    (89,893)
  Non cash items included
     therein
  Amortization of gas
     gathering system			17,906		 1,760		53,214		 5,010
					------------	------------	------------	------------
  Cash used for loss		    (547,128)	     (44,052)	  (1,033,429)	     (84,883)
					------------	------------	------------	------------

Changes in working capital other than cash and loan payable
  Goods and services
     taxes recoverable			     -		     -		     -		    70
  Deposit on rents			     -	     (13,820)		     -	     (15,957)
  Accounts Receivable			15,413		     -	      (1,255)		     -
  Accounts payable		     (21,648)		 4,780	     202,295		 4,780
  Accrued employee
     remuneration payable	     156,667		     -	     156,667		     -
  Employee deductions and
     payroll taxes payable		11,559		     -		12,378		     -
					------------	------------	------------	------------
  Cash provided (used) for
     working capital		     161,991	      (9,040)	     370,085	     (11,107)
					------------	------------	------------	------------
Total cash provided (used)
     from operations		    (385,137)	     (53,092)	    (663,344)	     (95,990)
					------------	------------	------------	------------

CASH PROVIDED (USED) BY INVESTMENT ACTIVITY
  Acquisition of capital
     assets				      (5,000)	    (154,667)	    (112,169)	    (157,067)
					------------	------------	------------	------------
Total cash provided (used)
     by investment activities	      (5,000)	    (154,667)	    (112,169)	    (157,067)
					------------	------------	------------	------------

CASH PROVIDED (USED) BY FINANCING ACTIVITY
  Loan payable				50,000		     -		50,000		     -
  Shares issued		             8,764 		 3,828		11,769		 3,882
  Additional paid up capital	     360,822		     -	     662,517	     379,946
					------------	------------	------------	------------
Total cash provided by
     financing		  	     419,586		 3,828	     724,286	     383,828
					------------	------------	------------	------------
CASH CHANGE					29,449	    (203,931)	     (51,227)	     130,771

CASH BEGINNING				20,976	     381,571	     101,652		46,869
					------------	------------	------------	------------
CASH ENDING				$	50,425	$    177,640	$	50,425	$    177,640
					============	============	============	============

COMPRISED OF:
  Cash				$	50,425 	$    177,640 	$	50,425	$    177,640
					============	============	============	============


ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, 16 NOVEMBER 1999, TO 30 SEPTEMBER 2002
Unaudited - See Independent Review Engagement  Report         Page 5 of 10
--------------------------------------------------------------------------


						COMMON	COMMON	ADDITIONAL
						STOCK		STOCK		PAID IN
CONSIDERATION				ISSUED	AMOUNT	CAPITAL	(DEFICIT)	TOTAL
						-----------	----------	----------	----------	-----------
Private placement for cash
   on 1 December 1999		 	  2,000,000	$    2,000	$	   0			$     2,000

Private placement for cash
   on 12 December 1999		 	  5,000,000	     5,000	    45,000			     50,000

Net loss from incorporation,
   16 November 1999, to 31
   December 1999										$    ($909)	       (909)
						-----------	----------	----------	----------	-----------
Balance as at 31 December 1999        7,000,000	     7,000	    45,000		(909)	     51,091

Private placement for cash
   on 31 July 2000			  1,300,000	     1,300	    63,700			     65,000

Net loss for the year ended
   31 December 2000									   (42,550)	    (42,550)
						-----------	----------	----------	----------	-----------
Balance as at 31 December 2000	  8,300,000	     8,300	   108,700	   (43,459)	     73,541

Private placement for cash
   on 26 June 2001			     54,286		  54	   379,946			    380,000

Shares issued in 1 December 1999
Surrendered for cancellation on
   7 September 2001		       (2,000,000)    (2,000)	     2,000

Private placement as partial
   considerationFor the
   acquisition of a gas
   gathering system On 7
   September 2001				  3,827,621	     3,828		   -			      3,828

Net loss for the year ended
   31 December 2001			  						  (215,201)	   (215,201)
						-----------	----------	----------	----------	-----------
Balance as at 31 December 2001	 10,181,907	    10,182	   490,646	  (258,660)	    242,168

Shares issued for consulting
   services On 10 January 2002	    375,000		 375	    74,625			     75,000

Shares issued for consulting
   services On 12 February 2002	     20,000		  20	     3,980			      4,000

Shares issued for consulting
   services On 25 April 2002		     75,000		  75	     3,085			      3,160

Replacement stock issued for stock
   paid for and not received by
   stockholders On 25 April 2002	     67,650		   -		   -				    -

Shares issued for patent
   acquisition On 26 April 2002	     35,000		  35	     1,440			      1,475

Shares issued for consulting
   services On 24 May 2002		    500,000		 500	    20,565			     21,065

Shares issued for cash
   On 28 June 2002			  2,000,000	     2,000	   198,000			    200,000

Shares issued for cash
   On 13 August 2002			  1,500,000	     1,500	   148,500			    150,000

Shares issued for services
   On 29 August 2002			  6,763,975	     6,764	   162,822			    169,586

Shares issued for cash
   On 29 September 2002			    500,000		 500	    49,500			     50,000

Net loss for the nine months
   ended 30 September 2002								 (1,086,643) (1,086,643)
						-----------	----------	----------	-----------	 ----------
Balance as at 30 September 2002	$22,018,532 $   21,951	$1,153,163	$(1,345,303) $( 170,189)
						===========	==========	==========	===========	 ==========


ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001
Unaudited - See Independent Review Engagement  Report           Page 6 of 10
----------------------------------------------------------------------------

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


ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001
Unaudited - See Independent Review Engagement Report            Page 7 of 10
----------------------------------------------------------------------------

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


Note 3                 CAPITAL ASSETS


											 UNAMORTIZED	UNAMORTIZED
												  COST		 COST
								ACCUMULATED		30 SEPTEMBER	31 DECEMBER
						COST		AMORTIZATION	        2002		 2001
						---------	------------	------------	-----------
		Gas gathering system	$ 351,203	$    124,912	$    226,291	$   172,086
		Office furniture and
 		   equipment		    5,000		   250		 4,750		    -
						---------	------------	------------	-----------
						$ 356,203	$    125,162	$    231,041	$   172,086
						=========	============	============	===========



Note 4                 LOAN PAYABLE

The loan is repayable with 7% interest on or before 9 July 2003. If the repayment terms are not met then common shares are required to be issued equal in number to 50% of the 10 day average closing price of the stock divided into any unpaid loan balance. The loan is unsecured.


ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001
Unaudited - See Independent Review Engagement  Report           Page 8 of 10
----------------------------------------------------------------------------

Note 5             SHARE CAPITAL

The authorized capital stock is 100,000,000 shares of common stock with a par value of $0.001. 22,018,532 shares of common stock have been issued as follows:


													ADDITIONAL
											    SHARE	   PAID IN
CONSIDERATION				DATE		   	    ISSUED	  CAPITAL	   CAPITAL	     TOTAL
--------------------------		----------------	----------	---------	----------	----------
Private placement for cash
With trading restrictions		  1 December 1999	 2,000,000	$   2,000	$	   0	$    2,000

Private placement for cash
With trading restrictions		 12 December 1999	 2,500,000	    2,500	    22,500	    25,000
With trading restrictions which
were released on 4 January 2002	 12 December 1999	 2,500,000	    2,500	    22,500	    25,000
									----------	---------	----------	----------
Balance as at				 31 December 1999	 7,000,000	    7,000	    45,000	    52,000

Private placement for cash
unrestricted.				     31 July 2000	 1,300,000      1,300	    63,700      65,000
									----------	---------	----------	----------
Balance as at				 31 December 2000	 8,300,000	    8,300	   108,700	   117,000

Private placement with trading
restrictions For cash at $7
per share					     26 June 2001	    54,286		 54	   379,946	   380,000

Surrender for cancellation shares
that were issued on 1 December
1999 with restrictions.			   29 August 2001	(2,000,000)	   (2,000)	     2,000          -

Private placement with trading
restrictions. At $0.001 per share
as partial consideration for the
purchase of the gathering system.	30 September 2001  3,827,621	    3,828		   -	     3,828
									----------	---------	----------	----------
Balance as at 31 December 2001				10,181,907	   10,182	   490,646	   500,828

Shares issued for consulting
Without trading restrictions		  10 January 2002    375,000		375	    74,625	    75,000

Shares issued for consulting
With trading restrictions		 12 February 2002	    20,000		 20	     3,980	     4,000

Shares issued for consulting
Without trading restrictions		    25 April 2002	    75,000	   	 75	     3,085	      3,160

Replacement stock issued for stock
paid for and not received by
stockholders With trading
restrictions				    25 April 2002	    67,650		  -		   -		   -

Shares issued for patent acquisition
With trading restrictions		    26 April 2002	    35,000		 35	     1,440	     1,475

Shares issued for consulting
Without trading restrictions		      24 May 2002	   500,000	      500	    20,565	    21,065

Shares issued for cash
With trading restrictions	 	     28 June 2002	 2,000,000	    2,000	   198,000	   200,000

Shares issued for cash
With trading restrictions		   13 August 2002	 1,500,000	    1,500	   148,500	   150,000

Shares issued for services
With trading restrictions		   29 August 2002	 6,763,975	    6,764	   162,822	   169,586

Shares issued for cash
With trading restrictions	      29 September 2002	   500,000		500	    49,500	    50,000

									----------	---------	----------	----------

Balance as at			      30 September 2002	22,018,532	$  21,951	$1,153,163	$1,175,114
									==========	=========	==========	==========



ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001
Unaudited - See Independent Review Engagement  Report        Page 9 of 10
-------------------------------------------------------------------------

Note 5             SHARE CAPITAL (CONTINUED)


Total restricted shares			17,268,532

Total unrestricted shares		 4,750,000
						----------
Total issued				22,018,532
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

<Cation>

										 LOSSES
							    YEAR		CARRIED
							INCURRED		FORWARD
							--------	-------------
							    1999		   $909
							    2000		 42,550
							    2001	      215,201
							    2002	    1,086,643
									-------------
									$   1,345,303
									=============




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



ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001
Unaudited - See Independent Review Engagement  Report        Page 10 of 10
--------------------------------------------------------------------------

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

Results of Operations
-----------------------

For the three month period ended September 30, 2002, Registrant incurred a net operating loss of $565,034, which was comprised of general and administrative expenses and expenses of the gas gathering system. $169,586 of the net operating loss is due to equity issued to officers and employees for compensation.

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


/s/ Roger N. Wurtele
Name: Roger N. Wurtele
Title: Chief Financial Officer
As of November 19, 2002