Form 10QSB/A
period 2002-09-30
ENERGY & ENGINE TECHNOLOGY CORP
filed 2003-02-04
CIK 1121811

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
                              ============      ============      ============      ============


ENERGY & ENGINE TECHNOLOGY CORPORATION
FORMERLY BIDDER COMMUNICATIONS, INC.
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, 16 NOVEMBER 1999, TO 30 SEPTEMBER 2002
Unaudited - See Independent Review Engagement  Report         Page 5 of 10
--------------------------------------------------------------------------


                                    COMMON      COMMON      ADDITIONAL
                                    STOCK       STOCK       PAID IN
CONSIDERATION                       ISSUED      AMOUNT      CAPITAL     (DEFICIT)   TOTAL
						-----------	----------	----------	----------	-----------
Private placement for cash
   on 1 December 1999                 2,000,000 $    2,000  $        0              $     2,000

Private placement for cash
   on 12 December 1999                5,000,000      5,000      45,000                   50,000

Net loss from incorporation,
   16 November 1999, to 31
   December 1999                                                        $     (909)        (909)
                                    ----------- ----------  ----------  ----------  -----------
Balance as at 31 December 1999        7,000,000      7,000      45,000        (909)      51,091

Private placement for cash
   on 31 July 2000                    1,300,000      1,300      63,700                   65,000

Net loss for the year ended
   31 December 2000                                                        (42,550)     (42,550)
                                    ----------- ----------  ----------  ----------  -----------
Balance as at 31 December 2000        8,300,000      8,300     108,700     (43,459)      73,541

Private placement for cash
   on 26 June 2001                       54,286         54     379,946                  380,000

Shares issued in 1 December 1999
Surrendered for cancellation on
   7 September 2001                  (2,000,000)    (2,000)      2,000

Private placement as partial
   considerationFor the
   acquisition of a gas
   gathering system On 7
   September 2001                     3,827,621      3,828           -                    3,828

Net loss for the year ended
   31 December 2001                                                       (215,201)    (215,201)
                                    ----------- ----------  ----------  ----------  -----------
Balance as at 31 December 2001       10,181,907     10,182     490,646    (258,660)     242,168

Shares issued for consulting
   services On 10 January 2002          375,000        375      74,625                   75,000

Shares issued for consulting
   services On 12 February 2002          20,000         20       3,980                    4,000

Shares issued for consulting
   services On 25 April 2002             75,000         75       3,085                    3,160

Replacement stock issued for stock
   paid for and not received by
   stockholders On 25 April 2002         67,650          -           -                        -

Shares issued for patent
   acquisition On 26 April 2002          35,000         35       1,440                    1,475

Shares issued for consulting
   services On 24 May 2002              500,000        500      20,565                   21,065

Shares issued for cash
   On 28 June 2002                    2,000,000      2,000     198,000                  200,000

Shares issued for cash
   On 13 August 2002                  1,500,000      1,500     148,500                  150,000

Shares issued for services
   On 29 August 2002                  6,763,975      6,764     162,822                  169,586

Shares issued for cash
   On 29 September 2002                 500,000        500      49,500                   50,000

Net loss for the nine months
   ended 30 September 2002                                               (1,086,643) (1,086,643)
                                    ----------- ----------  ----------  -----------  ----------
Balance as at 30 September 2002     $22,018,532 $   21,951  $1,153,163  $(1,345,303) $ (170,189)
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



/s/ Willard G. McAndrew, III
Name: Willard G. McAndrew, III
Title:    CEO and President


/s/ Roger N. Wurtele
Name: Roger N. Wurtele
Title: Chief Financial Officer
As of November 19, 2002


SECTION 302 CERTIFICATION

I, Willard G. McAndrew, III, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Energy & Engine Technology Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/19/02

/s/ Willard G. McAndrew, III
Willard G. McAndrew, III
President and Chief Executive Officer


SECTION 302 CERTIFICATION

I, Roger N. Wurtele, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Energy & Engine Technology Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/19/02

/s/ Roger N. Wurtele
Roger N. Wurtele
Chief Financial Officer