Form 10KSB
period 2002-12-31
ENERGY & ENGINE TECHNOLOGY CORP
filed 2003-04-15
CIK 1121811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2002
Commission File Number 0-32129

Energy and Engine Technology Corporation
---------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada                              88-0471842
----------------------------        ----------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)   Identification No.)

5308 West Plano Parkway
Plano, Texas                                   75093
---------------------------------------     -----------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
(972) 732-6360

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The number of shares outstanding of the Registrant's common stock as of April 9, 2003 was 25,518,532 shares.

Registrant had revenues for its year ended December 31, 2002 of $99,257.

Registrant's common stock is listed and trading on the OTCBB under the symbol "EENT". The aggregate market value of the voting stock held by non-affiliates of Registrant as of April 7, 2003 was $675,603.06. This calculation does not reflect a determination that persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):  Yes ; No X

Forward-Looking Statements
--------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Registrant in the year 2003.


                               PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Energy & Engine Technology Corporation ("Registrant" or the "Company") was formed in the State of Nevada on November 16, 1999 under the name Bidder Communications, Inc. On December 5, 2001, Registrant filed an Amendment to its Articles of Incorporation, changing the name of the corporation to Energy & Engine Technology Corporation.

On August 29, 2001, the Board of Directors and stockholders of Registrant voted to acquire Southern States Gas Gathering, LLC, ("SSGG"), a Louisiana limited liability company, whose business was stated as the proposed operation of a 65-mile gas gathering system in Louisiana. After careful consideration, Registrant's Board of Directors and stockholders, representing 68% of the authorized, issued and outstanding common stock determined that the transaction described in the Purchase and Sale
Agreement (Exhibit 99(a) to the Form 8-K, filed August 29, 2001, under
SEC File No. 0-32129 and incorporated herein by reference ("P&S Agreement")) was in the best interests of the stockholders of registrant and approved the resolution. Under the terms of the Purchase and Sale Agreement, a total of 3,827,621 shares of the authorized, but unissued common stock of Registrant, as well as $150,000 in cash, were exchanged for 100% of the membership interests in SSGG. In addition, the Board of Directors appointed Willard G. McAndrew, III and Roger Wurtele as directors, and Willard G. McAndrew, III as Chairman of the Board of Directors, until the next annual stockholders meeting. The closing of the acquisition occurred on September 7, 2001. As a result of this acquisition, during the fourth quarter of 2001, there was a transition period during which former management and directors of Bidder resigned, and Wurtele and McAndrew assumed management of Registrant.

On September 7, 2001, the Company acquired 100% of the membership interests in Southern States Gas Gathering, LLC ("SSGG") for $153,828 in cash and common stock, which was recorded as an acquisition of assets. The assets acquired consisted primarily of an inactive 65 mile gas gathering system located in the Caddo Pine Island Field, Louisiana. Trailblazer Production Company, LLC ("Trailblazer"), acting as agent for Mees Pierson Unlimited ("Seller"), was an unrelated party at the time of the acquisition, and received $50,000 plus common stock from the total purchase price for services rendered. As noted in Item 12 to Registrant's 2002 Form 10-KSB, at the time of the acquisition, Trailblazer (now inactive) was owned by Registrant's Chief Executive Officer and Chief Financial Officer.

As part of the acquisition, pursuant to the Purchase and Sale Agreement, (Exhibit 99(a) to the Registrant's From 8-K, filed August 29, 2001 (the
"P&S Agreement"), the Company had also acquired from Seller (through its agent, Trailblazer), GlobalSat Technology data. In exchange for this data, the Company issued Trailblazer and Seller an option to acquire up to 25% of its interest in SSGG (the "Option") which the Company deemed to have a
nominal value.   The Seller and Trailblazer had also retained a 6% royalty
on gross income of SSGG (the "Royalty"). The Company also agreed that Trailblazer's and the Seller's ownership in the Company would not dilute for 2 years ("Non Dilution Agreement"). On August 5, 2002, the Agreement was amended as follows: 1) The GlobalSat Technology was returned to the Seller in exchange for the termination of the Option by Seller; 2) The Royalty was terminated and instead it was agreed that Seller would retain a 2% royalty on gross income of SSGG; and 3) the Non Dilution Agreement was terminated in exchange for 1,000,000 shares of the Company's common stock valued at $40,000 issued to the Seller (See Note 9). As of December 31, 2001, Trailblazer had relinquished all rights to the Royalty, the Non Dilution Agreement and the Option.

On December 5, 2002, Wind Dancer Aviation Services, Inc. ("Wind Dancer"), a wholly owned subsidiary of Registrant, purchased certain hard assets and inventory and fuel associated with the former Fixed Base Operator ("FBO"), at Stevens Field, Archuleta County, Colorado from the Board of County Commissioners of Archuleta County, Colorado ("Seller"). The total consideration paid, including fuel inventory, was $103,375.76. The purchase price funds were provided by Registrant in the form of an equity infusion into Wind Dancer. The nature of the business in which the assets were used was an FBO, and Wind Dancer continues to use the assets in an FBO.

CURRENT BUSINESS

The Parent
Registrant is pursuing a strategy to establish a technological presence in the truck and aircraft industries in America. With the national quest for a balanced energy policy that addresses consumption issues, it is seeking to do its part to contribute to reductions in our dependence on foreign energy sources which management believes is a national security issue. Registrant currently has three divisions, all of which focus on innovative ways to conserve energy and/or make engine technology more efficient, less harmful to the environment and effective: its Gas Gathering System, located in The Caddo Pine Island Field, in Caddo Parrish, Louisiana, its
AXP 1000 auxiliary power generator for long haul trucks and its Fixed Base Operator for general aviation aircraft in Pagosa Springs, Colorado and related general aviation STC development and marketing. As discussed below, Registrant has determined to redirect its focus on the transportation industries.

Gas Gathering Enterprises, LLC

Overview
Registrant's Gas Gathering System is located in Caddo Parish, Louisiana in the Caddo Pine Island Field (the "Field"), which was discovered in 1905. Several geological formations have been developed for both oil and gas production, with over 25,000 successful wells having been drilled to date.
In recent years, new drilling (400 to 500 wells) continues to produce shallow gas as well as some deeper oil and gas zones. Registrant's Gas Gathering System is a branch-like construction approximately 72 miles long, which winds throughout portions of the Field that have heavy concentrations of wells. Ready access to various leases throughout the Field provides a convenient, inexpensive method of gathering the vast amounts of casing head gas that are otherwise vented into the atmosphere from the more than 10,000 Annona Chalk wells which are located in the Field. Despite the fact that the Field has been in operation since 1905, it is estimated that only 15% to 20% of the total oil and gas reserves in the Field have been captured. Registrant estimates that it will be able to connect 5,000 wells in a two year period, with an average daily output of 2-3 mcf (thousand cu. ft.) of gas.

Natural Gas Industry
According to the U.S. Department of Energy Information Administration's Historical Natural Gas Annual 1930 - 2000, dated December 2001, total U.S. consumption of natural gas in 2000 was 22,546,944 million cubic feet. From 1983 - 1999, consumption increased on an annual basis, although the numbers in 2000 showed a slight decrease from 1999. This recent historical increase in demand demonstrates a burgeoning market. Smaller companies can capitalize on the fact that major players in the oil and gas industry often ignore or abandon smaller, less productive fields and formations, preferring the large profits available in easily accessible fields, although these smaller fields still yield significant amounts of gas. The natural gas market is a $90 billion per year industry (U.S. DOE 1999 report). An article on Hoovers.com, entitled "Energy", by Stuart Hampton, states: "Increased demand for natural gas to fuel power plants has encouraged more exploration for that resource as well, and it has created more business for natural gas transporters and marketers." EENT's Gas Gathering System addresses the growing national need for alternatives to the traditional sources of energy, in particular to foreign crude oil.

Detailed Information
As Americans seek more and better ways to trim their energy costs and consumption and to reduce dependence on foreign energy resources, greater emphasis is being placed on finding viable fuel alternatives. Registrant is contributing to the effort to reduce Western dependence on foreign energy sources by capturing and making available natural gas that would otherwise be vented into the atmosphere during the oil pumping process.

Since producers in the Field typically vent casing head gas into the atmosphere, wasting what is otherwise a valuable commodity, EENT's Gas Gathering System offers these producers a way to increase revenue through the capture and sale of the natural gas. Since EENT's Gas Gathering System does not cross any state lines and is not a "pipeline", it is exempt from most of the state and federal regulations that apply to pipelines. The lack of compliance requirements reduces production costs and allows the Company to maximize revenues. EENT's Gas Gathering System enables oil producers to capture an otherwise dissipated revenue stream, providing valuable natural gas to market.

Registrant has had significant challenges in operation of its Gas Gathering System. Its original gas purchaser, Prism, was shut down approximately six weeks during the first three quarters of 2002. Registrant then attempted to sell its gas to Koch/Gulf South through an intermediary, Metro Energy, which is located in the Caddo Pine Island Field, but Metro lacked sufficient equipment to process the gas. Unfortunately, Registrant was not able to sell directly to Koch due to the amount of capital required to be able to install and run the necessary equipment.

Therefore, Registrant has determined on February 18, 2003 that its best course of action is to attempt to sell the Gas Gathering System. During the first quarter of 2003, Registrant approached in excess of six different parties to locate a purchaser. It only identified one interested party (American West Resources, Inc. of Fort Worth, TX ("American West")) with which it has a letter of intent to sell the System for a purchase price of $500,000. Pursuant to a letter of intent, dated March 7, 2003, American West was entitled to a 30 day exclusive period in which to post a $50,000 non refundable deposit to purchase the System, with closing no later than 90 days from March 7, 2003. On April 3, 2003, Registrant signed an amendment to the letter of intent to extend the exclusive period to expire no later than 60 days from March 7, 2003, but the closing date of 90 days from March 7, 2003 still remains.

AXP 1000

Overview
The AXP 1000 is a device designed for new installation and retrofit to semi truck tractors which provides air conditioning and heating for long haul trucks and power generation without running the truck engine to provide "creature comforts" for the truck cab (i.e.: heating, cooling and operation of devices requiring electrical power), while keeping the truck battery charged. Registrant has filed four provisional patent applications on the device, with more patent applications to follow. On December 2, 2002, Registrant successfully installed its new Auxiliary Power Generator - "AXP 1000" on a truck, and the unit functioned properly, including providing power to the truck's cab HVAC unit. On January 2 and 3, 2003, an AXP 1000 unit was installed on a loaned truck, and road testing completed. Registrant is currently conducting its third road test. Production and marketing started in January.

Long Haul Trucking Industry
The trucking industry is a $255.5 billion industry in the U.S. With 480,000 Class 7 and 8 trucks (Source: TruckInfo.net). The average truck driver in the United States makes 30.3 cents per mile and makes an average of $32,000 per year, leading to the assumption that the drivers travel an average of over 90,000 miles per year. The trucking industry accounts for 12.8% of all the fuel purchased in the U.S.

The Argonne National Laboratory Report contains various calculations of savings by utilization of technology options to idling, including auxiliary power generators, which show the potential for massive reductions in fuel consumption. In conclusion, the Argonne Report states: "[any] of the listed alternatives has significant potential to reduce all impacts compared to idling overnight....  Auxiliary power units [may] reduce energy and petroleum use and CO2 emissions by more than 80% for the entire year" (using assumption of 458,000 trucks with 85 days of heating at 10 h/d and 218 days with average cooling at 4.5 h/d). Argonne Report at p. 21.

Furthermore, according to an article on the Transportation Technology and R&D Center (www.transportation.anl.gov), called "Truckers: Don't Let Your Profits Go Up In Smoke," "assuming 1,830 hours of idling a year, a single truck emits about 22 tons of carbon dioxide;... 390 pounds of carbon monoxide; and 1,024 pounds of nitrous oxides." The article, in a parenthetical, states there are approximately 480,000 Class 7 and 8 trucks.

Detailed Information
The AXP 1000 is a device designed for new installation and retrofit to semi truck tractors which provides air conditioning and heating for long haul trucks and power generation without running the truck engine to provide "creature comforts" for the truck cab (i.e.: heating, cooling and operation of devices requiring electrical power), while keeping the truck battery charged. The Company recently has filed four provisional patent applications on the device, with more patent applications to follow. As soon as sufficient funding becomes available, Registrant will charge counsel with the task of converting the provisional applications to standard applications.

Recent federal and state laws and regulations collectively limit both the number of hours per day that long haul truckers may drive and the number of
non-driving hours they may allow their trucks to idle.   Trucks burn a
considerable amount of diesel fuel when idling and release harmful emissions into the atmosphere. According to the U.S. Department of Energy's Transportation Technology R&D Center's website, with a 1000 RPM engine and truck accessories with a 10 brake horsepower, the total yearly savings for fuel costs, preventative maintenance and overhauls would be approximately $5280, even with diesel at a modest $1.35 per gallon. The AXP 1000 reduces fuel consumption and release of noxious emissions, as well as lowering the truck maintenance burden. Reduced engine running time lengthens the intervals between scheduled maintenance on the truck's engine.

These claims are borne out by industry research. According to a study by the Argonne National Laboratory's Transportation Technology R&D Center, entitled "Analysis of Technology Options to Reduce the Fuel Consumption of Idling Trucks," published in June 2000, "long-haul trucks idling overnight consume more than 838 million gallons of fuel annually". The Study goes on to indicate that various technology solutions, which reduce idling time, can be effective methods of saving fuel, reducing maintenance costs and lowering emissions. One such solution is the AXP 1000.

The AXP 1000 also has the potential to be a significant money saver. The device will retail for $5995 (including installation), so it pays for itself in less than one year. Given that the average truck is rotated every three years or 1,000,000 miles by large companies, and the device pays for itself in less than one year on average, the device is destined to be a priority for all long haul truck fleets interested in cost savings.

While there are several other direct competitors in this market, Registrant believes that the auxiliary power generator is smaller, lighter, more powerful, more reliable, less expensive and easier to service and install than any competitive offering in our product category! According to the Argonne study, cited above, other technology options to reduce idling (such as direct-fired heaters, which raise safety concerns, in addition to high retrofitting costs and unknown reliability, thermal storage systems, which is a relatively new technology without any active manufacturer, and truck stop electrification (there are almost no truck stops currently offering plug-ins in the U.S.)) are not currently viable.

On December 2, 2002, the Company successfully installed its new Auxiliary Power Generator - "AXP 1000" on a truck, and the unit functioned properly, including providing power to the truck's cab HVAC unit. The Company has successfully completed its second test of its Auxiliary Power Generator - "AXP 1000", on January 3, 2003. The unit was mounted on a truck and connected to the batteries and HVAC unit, and a dedicated start mechanism was installed. The unit generated electricity in excess of that needed to charge the truck batteries and run the HVAC system and other electronics inside the truck cab. The unit was installed in the unique mounting location sought, tied into the stack and installation brackets were designed and utilized which allow for truck vibration dampening.

Registrant has had much feedback from its launch of the product at the March 2003 Mid America Truck Show. It is about to be accepted into the testing program at several major American retail and/or trucking fleet giants. In addition, the Registrant has approached several small fleets about initial orders, to be supplemented with larger orders over a one to two year period.

The distribution method for the AXP 1000 will initially be through Registrant's in house marketing subsidiary Top Gun Marketing, Inc. Mark Whittaker, President of Top Gun, and several other personnel will be working with him on the marketing effort, including Engineer, Jim Vance. Registrant is also in the process of entering into an alliance with Western Kentucky Powder Coating of Louisville, KY for manufacture and marketing of the AXP 1000.

The source of supplies used to assemble the AXP 1000are off the shelf products which are readily available. Major items include Lombardini USA for the motor, BMZ Generator for the genset, and Dometic for the HVAC unit. There is no need for government approval of principal products and services, and components are already UL approved. Research and development expense incurred during the year ended December 31, 2002 was approximately $110,000.

The potential market for the AXP 1000 is 480,000 existing Class 7 and 8 trucks and 140,000 new trucks manufactured annually.

Wind Dancer Aviation Services, Inc.

Overview
Registrant owns the fixed base operator ("FBO"; equivalent of a service station for aircraft), at Stevens Field, Pagosa Springs, Colorado, and it plans to provide aircraft engine enhancements and installation activities there. The FBO will provide fuel, oxygen, aircraft parking, flight training and catering, ground transportation, supplies, pilots' lounge, and rental cars, in addition to becoming a major center for aircraft repair, maintenance and upgrades. The intent is to build the business by offering unique products and services while developing a service organization to provide major overhaul and enhancements. The initial stage of the business plan consists of basic FBO services offered to an expanded customer base. Registrant can attract significant business through expansion of services offered and an effective public relations effort. The acquisition of Supplemental Type Certificates (STCs) to offer additional and unique services and enhancements for planes is planned in stages. A very unique opportunity exists due to an FAA-sponsored $16 million capital improvement program at the Airport, which is scheduled to be completed by 2004.

Detailed Information
On December 5, 2002, Wind Dancer Aviation Services, Inc. ("Wind Dancer"), a wholly owned subsidiary of Registrant, purchased certain hard assets and inventory and fuel associated with the former Fixed Base Operator ("FBO"), at Stevens Field, Archuleta County, Colorado from the Board of County Commissioners of Archuleta County, Colorado ("Seller"). The total consideration paid, including fuel inventory, was $103,375.76.

The $150,000 is in the form of a loan to Registrant from the Hall Family Trust which bears interest at 10% per year. The Promissory Note, dated December 2, 2002, was originally due and payable on March 2, 2003, extendable at Registrant's option until June 2, 2003. Registrant has exercised its option to extend the loan maturity until June 2, 2003 by issuance of a letter, dated February 24, 2003, to the Hall Family Trust so extending maturity until June 2, 2003. The loan is secured by a first lien on all of Wind Dancer's assets.

Wind Dancer operates the FBO through a Fixed Base Operator Agreement and Hangar Lease, dated October 16, 2002 (the "Lease") with the Board of County Commissioners of Archuleta County, Colorado (the "Board"), which is the owner of Stevens Field Airport, where the FBO is located. The effective date of the Lease was December 5, 2002, which was the closing date of the asset acquisition.
The salient terms of the Lease are:

Term: 10 years plus one 10 year renewal. Right of first refusal on further renewals.
Rent: $9,600 per year with CPI adjustments commencing in year two and increases of 18% per year commencing in year six. Rent during initial term capped at $22,000 per year. Fair market rent starting in year 11.
Fuel Flowage Fee:	$0.05 per gallon to Archuleta County.
Aircraft Parking Fee:  70% to Archuleta County.
Required Services:  Ground Guidance, Aircraft Fueling, Apron Servicing, Pilot
                    Facilities, Telephone and Flight Planning, Unicom and Pilot Supplies.
Authorized Services:  Aircraft Maintenance, Flight Services, Aircraft Rentals
                      and Sales, Flight Instruction, Ramp Services, Catering, Heating and De-Icing, Oxygen and Other Gasses, Engine Starting and Rental Vehicles.
Operating Standards:  Includes required open hours during summer and winter season and handling and storage of aviation fuel per the fuel farm covered by the Lease.
Lease Covenants: Industry standard covenants covering maintenance, etc. Events of Default: Failure to make any payment within 10 days after it is due; failure to perform any covenant, etc. and failure to cure within 30 days after notice of default from the Board; bankruptcy, insolvency, etc. not dismissed within 90 days after filing; Wind Dancer is prohibited from operating the FBO for a 60 day period; and voluntary abandonment by Wind Dancer of operation of FBO for a period of more than 10 days. An Event of Default gives the Board the right to terminate the Lease.
Insurance:  Liability insurance of $1,000,000 per occurrence and $1,000,000 in the aggregate.
Change in Control:  A change in control (defined as a transfer of 51% or more of the equity interest in Wind Dancer) must be approved in writing by the Board, unless the change in control is due to an investor financing for the FBO operation, in which Wind Dancer remains in operational control of the FBO.

The intent is to build the business by offering unique products and services while developing a service organization to provide major overhaul and enhancements. The initial stage of the business plan consists of basic FBO services offered to an expanded customer base. The Company believes it can attract significant additional business through expansion of services offered and an effective public relations effort (in conjunction with the Airport and local government). The acquisition of 35 Supplemental Type Certificates (STCs) for turbo chargers offers an additional and unique services and enhancements for planes is planned in stages. Wind Dancer anticipates making that acquisition in the second quarter of 2003.

Initially, a series of turbocharger products and parts will be offered, along with new paint, plane interior upgrades and avionics services. Longer term projects involve the end stage effort to finalize new STC approvals now in progress by developers associated with EENT. Company management has targeted completion of STC approval and manufacturing to coincide with the completion of the major airport expansion at Stevens Field in 2004.

The FBO business is close to breaking even and in the opinion of Company management constitutes a solid base upon which to build. EENT's plan is to systematically add business services while airport improvements are in process with the goal of becoming a successful provider of new products at a "new" airport, in a very favorable destination.

Aircraft Enhancements
FAA Type Certificates (TC) and Supplemental Type Certificates (STC) are the aviation equivalents of a patent. If the manufacturer decides to make major changes to an airframe design, it must go through a new FAA certification program. An examination of the fuselage of Aero Commanders and most other general aviation aircraft will show relatively little change over a 30 year period. The basic airframe is designed to last 10,000 to 25,000 hours and the average yearly use is 200 flying hours (50 to 125 years). Aircraft manufacturers are producing airplanes today that were designed and certified by the FAA 20, 30 even 50 years ago.

FAA regulations do not require prior FAA certification of individuals or entities seeking to be STC proponents to design and manufacture improvements for aircraft as long as the improvements meet the Regulations, and the proponents perform the required engineering documentation and testing to qualify for a STC. The TC/STC process has a monopolistic effect because regulations restrict aircraft owners from installing any part or device on a plane which does not carry a STC approval for that particular plane. Cost to obtain STC approval, narrow market and limited expertise discourage competition.

EENT is preparing to capitalize on this opportunity in the aircraft industry with its new STC acquisitions for several enhancements to existing types of general aviation aircraft.

There is a large potential market of such aircraft in need of modernization to provide better performance and increased speed, comfort and utilization.

Turbocharger Power Systems
Many general aviation aircraft lack modern, high power engines due to static designs. Since the airframes are still very much in demand, there is huge potential to upgrade through provision of modernization enhancement such as engine turbo charger kits. In early days of aircraft turbo-charging, little was known, understood or given attention to the effects of induction heat caused by the air being compressed. The early systems were designed so the aircraft owner could choose either normally aspirated or turbo-charged. A problem developed later when a turbocharger "coked up" because the turbine did not run continuously. Much has recently been learned about inter-cooling, maximizing gas velocities, waste gate controls and sealed exhaust systems.

Turbocharging an engine increases power produced by an engine and facilitates equal power output at various altitudes. Normally aspirated engines vary in power output relative to altitude; therefore, the addition of a turbocharger to a normally aspirated engine increases and stabilizes power output which in turn increases payload limit of the airplane. Turbo-charging also decreases noise two ways. First, the turbocharger converts 60% of the exhaust energy (noise) into useful work turning the compressor. Power now available at altitude allows a decrease in propeller RPM decreasing tip speed, a 8% to 16% noise reduction. Second, inter-cooling is extremely important because when air is compressed it gets hot. It is not unusual for temperatures to exceed 300 degrees F. For every 10 degree increase in the temperature of the air, 1% of the available power is lost.

EENT is pursuing relationships to acquire STCs which will facilitate repair and/or replacement of existing turbochargers on various models and manufacturers of aircraft. Company research indicates demand based on lack of parts support as well as interest in retrofit turbochargers for performance enhancement.

The distribution of products and services will be through Wind Dancer and Top Gun Marketing. The acquisition of the STCs is fully dependent on the ability of Registrant to raise funding for such acquisition. There is no direct competition to the FBO as the FBO is the only one operating at Stevens Field, although the Lease does provide that the Board may authorize further FBOs in the future, as required by federal law and regulation (but, as Wind Dancer occupies the only hangar, a new FBO would need to secure a new hangar). The major raw material is avgas and jet fuel, which Wind Dancer purchases from Western Petroleum, Inc., which is a Chevron supplier. Wind Dancer is in the process of negotiating a full fuel supply contract with Western Petroleum, which shall also include a nominal amount of capital expenditure financing. Wind Dancer does not depend on any one or several major customers, and its customer base is both local pilots and transient general aviation aircraft business. Wind Dancer has no intellectual property at the current time, until the purchase of the STCs if, as and when consummated. There is governmental approval required to obtain STCs; however, Wind Dancer anticipates that when it purchases the STCs, governmental approval will already have been obtained. The aircraft industry is heavily regulated by the FAA; however, the FBO will not suffer any adverse effect from any further regulation as opposed to other FBOs, as the regulations apply to all general aviation airports and hence all FBOs. There are compliance requirements for environmental purposes for fuel spills at the federal, state and local government levels, which the FBO complies with. Additionally, the FBO's liability insurance includes hangarkeeper's liability which covers fuel spills from the FBO fuel trucks up to policy limits. The fuel farm is not owned by the FBO; however, the FBO has usage and may have exposure if it were not covered by its insurance.

The management team has substantial experience in the engine manufacturing and aviation fields. This will greatly assist in the redirected core businesses.

There have been no bankruptcy, receiverships, or similar proceedings by or against Registrant.

As of December 31, 2002, Registrant and its subsidiaries had three full time employees other than their officers and directors. Each of Registrant's CEO, CFO and General Counsel are to receive a salary of $180,000 per year, but each received under $75,000 in 2002. The President of Wind Dancer Aviation, Tylor Hall, is to be paid a salary of $5,000 per month through May 2003, and $6,000 per month thereafter, with potential bonuses in restricted stock of Registrant upon meeting performance goals. Tylor Hall was given up to $6,000 for moving expenses and has a one year renewable contract of employment. No one is represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

Registrant's executive offices are located at 5308 West Plano Parkway, Plano, Texas, which it leases on a monthly basis, at competitive market rates. Wind Dancer Aviation maintains its offices at the FBO and Gas Gathering Enterprises, LLC maintains offices in Shreveport, Louisiana. Registrant believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be obtained as and when needed.

ITEM 3.  LEGAL PROCEEDINGS

On February 10, 2003, the Securities and Exchange Commission ("SEC") Staff ("Staff") wrote the Company's counsel and indicated that it was prepared to recommend to the SEC in Washington that it institute proceedings against the Company and Mr. Willard McAndrew, Chairman, President, Chief Executive Officer and Director ("Mr. McAndrew") for violations of Sections 5(a) and 5(c) of the Securities Act of 1933. The focus of the investigation is on the Company's issuance of certain shares of its common stock in January 2002 pursuant to an S-8 registration statement. Pursuant to the Company's Counsel, the staff of the SEC agreed instead to recommend that the SEC accept an offer from the Company to accept a cease and desist order in settlement of administrative proceedings and not to institute proceedings against Mr. McAndrew. There can be no guarantees however that the SEC will accept the Staffs recommendation. These financial statements do not include any adjustments that might result should the SEC institute proceedings against the Company.

Other than as stated above, Registrant is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's Common Stock is traded on the OTCBB under the symbol EENT and has been traded on the OTCBB since the Registrant's initial public offering (under Rule 504) in 2000. According to records of the Registrant's stock transfer agent, Registrant had 508 stockholders of record as of December 31, 2002. The following table sets forth the low and high bid price of the Company's Common Stock, based on the last bid price, in each of the Company's last eight quarters:



                                 11

    Quarter Ended           Low Bid Price       High Bid Price
    -------------           ---------------     ----------------
    December 31, 2002             .04                 .14
    September 30, 2002            .03                 .08
    June 30, 2002                 .03                 .16
    March 31, 2002                .14                 .49
    December 31, 2001             .14                6.00
    September 30, 2001            .75                7.06
    June 30, 2001                7.00                8.25
    March 31, 2001                .00                 .00


The reported high and low bid prices of our common stock are above for each quarter during the last two complete fiscal years. The high and low bid price for the periods in 2001 and 2002 shown above are quotations from the OTCBB. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

No assurance can be given that any established market for the Company's common stock will develop or be maintained. For any market that develops for the common stock, the sale of "restricted securities" pursuant to Rule 144 promulgated under the Securities Act of 1933 by members of management and others or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Information about the date when current holders' holding period of "restricted securities" commenced can be found below under the heading "Recent Sales of Unregistered Securities" of this Item. A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company (this requirement will be satisfied by the filing of this Annual Report and the continued timely filing by us of all future reports required to be filed by us with the Securities and Exchange Commission; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a notice of Sale on Form 144).

As of the date of filing this Annual Report, there has been limited trading for the common stock; the current bid/ask prices are in the range of $.052/ $.055. There has been no steady or substantial sales or volume since trading commenced and the sales were 20,000 shares at $0.06 per share close on April 11, 2003.

Registrant has adopted the policy to reinvest earnings to fund future growth. Accordingly, Registrant has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

Recent Common Stock Transactions

On January 10, 2002, Company issued 445,000 shares of common stock valued at $138,400 to consultants for services provided.

On April 25, 2002, the Company issued 142,650 shares of common stock valued at $17,868 to consultants for services provided.

On April 26, 2002, the Company issued 35,000 shares of common stock valued at $4,550 to a consultant for services provided.

On May 24, 2002, the Company issued 500,000 shares of common stock valued at $30,000 to a consultant for services provided.

On June 28, 2002, August 13, 2002, September 29, 2002 and December 23, 2002 in connection with private placement offerings, the Company sold 3,500,000 shares of common stock to an investor at $0.10 per share or an aggregate of $350,000. In connection with these private offerings the Company issued warrants to purchase an aggregate of 300,000 shares of the Company's common stock with an exercise price of $0.25 expiring through January 16, 2005. Also in connection with these offerings the Company and the investor entered into an agreement whereby the investor's 3,500,000 share common stock ownership in the Company at December 31, 2002 is non-dilutable by common stock issued by the Company beyond 20,000,000 shares, or 17.5%. At December 31, 2002, the amount of shares deemed issued relating to the non-dilution agreement is 201,817. The non-dilution agreement was originally effective until December 12, 2004 and does not include stock issuances over 20,000,000 shares which are attributable to shares issued in a merger or acquisition that increases value and is approved by a majority of the stockholders of the Company. The non-dilution agreement has subsequently been extended to January 17, 2005 and the non-dilution percentage has increased to 20% based on additional investments.

On August 13, 2002, the Company issued 13,975 shares of common stock valued at $559 to a consultant for services provided.

On August 13, 2002, in connection with a private placement offering, the Company sold 1,000,000 shares of common stock to an investor at $0.10 per share or $100,000. In connection with this private placement offering the Company issued warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $0.25 expiring on August 13, 2004.

On August 29, 2002, the Company issued 5,650,000 shares of common stock valued at $226,000 to officers and employees for services provided.

On August 29, 2002, the Company issued 1,000,000 shares of common stock valued at $40,000 in connection with a termination agreement.

On August 29, 2002, the Company issued 100,000 shares of common stock valued at $4,000 to consultants for services provided.

On October 10, 2002, the Company issued 100,000 shares of common stock valued at $4,000 to consultants for services provided.

On November 14, 2002 as part of a private placement an investor purchased a one quarter (1/4) unit for $5,000. This one quarter (1/4) unit consists of a $5,000 note payable, 5,000 shares of the Company's common stock, 5,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through November 14, 2003 and 5,000 warrants to purchase the Company's common stock at an exercise price of $0.25 per warrant exercisable through November 14, 2004.

On November 29, 2002 the Company issued 50,000 shares of the Company's common stock valued at $3,500 to a stockholder for consulting services as part of an investment agreement, consisting of a $25,000 note payable and

50,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through December 1, 2005.

On December 3, 2002, the Company issued 25,000 shares of common stock valued at $1,750 to an employee for services provided.

On December 3, 2002 the Company entered into a $150,000 note payable agreement with an investor which accrues interest at 10% and is due June 3, 2003. In connection with this note the Company issued 50,000 shares of the Company's common stock valued at $3,500.

Management believes that each of the foregoing persons or entities was either an "accredited investor," or "sophisticated investor" as defined in Rule 506 of Regulation D promulgated under the Securities Act of 1933. Each had access to all material information about the Company prior to the offer, sale or issuance of these "restricted securities." We believe these shares were exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof.

The valuation of these shares was based on trading volume and prices.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
----------------------

As of December 31, 2002, Registrant had realized minimal revenues. Registrant realized its first revenues in March 2002 in the amount of $556.00 for the month and its further revenues were very disappointing based on its projections. The reasons were due to its challenges with its Gas Gathering System as discussed in Item 1. above.

Registrant had a net loss of $1,680,989 at December 31, 2002, resulting in a net loss per share of $0.11.

General and administrative expenses at December 31, 2002 were $1,218,306.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

During 2002, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $680,000, which was the balance of proceeds raised in several private Section 4(2) stock sales and note payable agreements.

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

Our independent auditors have noted in their report on our 2002 financial statements that there are existing uncertain conditions including the net loss the Company incurred in the amount of $1,680,989 during the year ended

December 31, 2002 and the working capital deficit of $854,392 that existed at the balance sheet date. These conditions raise substantial doubt as to our ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS AND SELECTED FINANCIAL DATA

Registrant's financial statements for the years ended December 31, 2002, audited by Marcum & Kliegman, LLP, and December 31, 2001, audited by Parker & Co., are included herein in full.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 19, 2003, Registrant engaged Marcum & Kliegman, LLP as its auditors and terminated Parker & Co.'s engagement.


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

The names, addresses, ages and positions of the current officers and directors is set forth below:



Name and Address                  Age    Position(s)
-----------------                ----   -------------
Willard G. McAndrew III           48     Chairman, President, Chief
                                         Executive Officer and
                                         Director

Roger Wurtele                     56     Vice President, Chief Financial
                                         Officer and Director

Mark L. Whittaker                 43     Vice President-Sales and
                                         Marketing

James Vance                       43     Vice President, Operations

Jolie Kahn                        38     General Counsel and Secretary

Robert Farris                     76     Director


Background of Officers and Directors
-------------------------------------

Willard G. McAndrew, III - Since 1998, Mr. McAndrew had been the President and Manager of Millennium Fuels USA, LLC., an affiliate of Millennium Fuels Corporation. Mr. McAndrew had been the President and the Chairman of the Board of Directors of Millennium Fuels Corporation since 2001. Millennium was a developer and producer of both fuels and alternative fuels, domiciled in Plano, Texas. From 1996 until 1998, he served as president and a director of McAndrew Management II, Inc., a developer and operator of oil and gas production projects located in Richardson, Texas. Mr. McAndrew devotes his time as required to the business of Registrant.

Roger Wurtele - Since 2001, Mr. Wurtele had served Vice President and a director of Registrant. Since 1998, he had also been the Manager and Principal Financial Officer of Millennium Fuels, USA, LLC. Millennium Fuels, USA, LLC was a developer of products in both the fuels and alternative fuels industries. From 1995 until 1998, Mr. Wurtele was the President and a director of Controllership Services, Inc., a provider of financial consulting services located in Shreveport, Louisiana. Mr. Wurtele holds a Bachelors Degree in Business Administration from the University of Nebraska and is admitted as a Certified Public Accountant in the states of Colorado and Louisiana. He devotes his time as required to the business of Registrant.

Mark L. Whittaker - Mr. Whittaker had been the President of 600 Racing, a North Carolina company, since March of 1997 and devotes his time as required to the business of Registrant.

James Robert "Jim" Vance, Jr. - Mr. Vance is Vice President of Operations for the AXP 1000. At EENT and other positions that he has held, Mr. Vance is responsible for assembly and manufacturing and quality control and shipping issues for products, respectively. Formerly, Jim was Executive Vice President/Chief Operations Officer for Holley Performance Products, Inc and had operational and engineering responsibility for three divisions, sixteen facilities and approximately 1100 employees. Jim has also worked for several Fortune 500 Companies over the past twenty years where he has held numerous positions of increasing responsibility. Jim is a graduate of the University of Alabama in Tuscaloosa, Alabama where he earned a Bachelor of Science degree in Industrial Management. Further, Jim was recognized in 1982 by the State of Alabama Legislature with a resolution recognizing his academic accomplishments. Jim is also a graduate of the Kentucky Institute for Economic Development.

Jolie Kahn - Ms. Kahn received her Bachelor of Arts degree in Government from Cornell University in Ithaca, New York and graduated magna cum laude from the Benjamin Cardozo School of Law in New York, New York in 1989, where she was a member of its Law Review and an Alexander Fellow. Since that time, she has represented both private and public companies in varied aspects of general corporate, securities, corporate finance and mergers and acquisitions law and transactions. In addition, Ms. Kahn has counseled clients in areas related to their general day-to-day business affairs, such as employment and taxation issues. Ms. Kahn's career began at Weil, Gotshal & Manges, LLP in New York City, and most recently, she had acted as an in-house counsel to a "high tech" company in Boca Raton, Florida.

Robert Farris - Mr. Farris serves as a Director of EENT. After three years in the U.S. Army in Korea, Mr. Farris became the Safety Director for Valley Transit Company in 1955. In 1963, he became President, a position he holds to the present day. Mr. Farris has also served as Director for Texas State Bank, Harlingen, Texas, Texas Regional Bancshares, McAllen, Texas, National Bus Traffic Association, Texas Motor Transportation Association, Texas Tourist Council and Arxa International Energy Corporation. Mr. Farris' civic activities include Board of Trustees Marine Military Academy, President of Harlingen Chamber of Commerce, Harlingen Industrial foundation, Inc., Lower Rio Grande Valley Chamber of Commerce, Algodon Club, Crusade Chairman for the American Cancer Society, Vice President Rio Grande Council of Boy Scouts of America, Board Member for the First United Methodist Church of Harlingen and Member of Phi Gamma Delta. Mr. Farris has been recognized for his accomplishments by Who's Who in America and Who's Who in Finance and Industry.

To the best of Registrant's knowledge, all Section 16 reporting requirements were timely met by all of Registrant's officers, directors and control persons.

ITEM 10.  EXECUTIVE COMPENSATION

As of December 31, 2002, the CEO and CFO had each been compensated $70,000 and 2,000,000 shares of restricted stock for their services and the General Counsel was compensated $60,000 and 1,000,000 shares of restricted stock.



                                 SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                         -----------------------------------  ------------------------------------------

                                                                      Awards               Payouts


Name and                                        Other         Restricted     Securities
principal                                       annual           Stock       underlying                    All other
position      Year       Salary      Bonus      compensation    Awards       Options/SARs  LTIP Payouts   compensation
----------------------------------------------------------------------------------------------------------------------
CEO
Willard G.    2002       $ 180,000                             $  80,000
McAndrew

CFO
Roger         2002       $ 180,000                             $  80,000
Wurtele

General
Counsel

                                       17

Jolie         2002       $ 180,000                             $  40,000
Kahn

V.P.
Sales
Mark          2002                                $   60,000   $  14,000
Whittaker

President
Wind
Dancer
Tylor         2002       $   5,000                             $       0
Hall


On January 10, 2002 registrant's Board of Directors adopted Registrant's
2002 Consulting Services Plan (the Consulting Plan) in order to advance the interests of the Corporation by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the Corporation by employees, directors and former directors of, and contractors and consultants to, the Corporation, and its Subsidiaries who have: 1) served without salaries or other compensation; and 2) assisted the Corporation with support services for its business development. The Consulting Plan provides for an aggregate of 1,000,000 shares of the registrant's $.001 par value common stock, that may be awarded from time to time at the sole discretion of the Board of Directors. All shares had been issued under the Plan as of the date of the filing of this Annual Report. The Consulting Plan was filed as an Exhibit to Registrant's Form 8K, filed with the U.S. Securities and Exchange Commission on January 18, 2002.

On December 20, 2002 registrant's Board of Directors adopted Registrant's 2002 - 2003 Consulting Services Plan (the Consulting Plan) in order to advance the interests of the Corporation by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the Corporation by employees, directors and former directors of, and contractors and consultant to, the Corporation, and its Subsidiaries who have: 1) served without salaries or other compensation; and 2) assisted the Corporation with support services for its business development. The Consulting Plan provides for an aggregate of 1,000,000 shares of the registrant's $.001 par value common stock, that may be awarded from time to time at the sole discretion of the Board of Directors. The Consulting Plan was filed as an Exhibit to Registrant's Form 8K, filed with the U.S. Securities and Exchange Commission on December 4, 2002. Approximately 190,000 shares have been issued under this Plan as of the date of filing this Annual Report.

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



                                   18

--------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                Owner                      Beneficial     of Class
                                           Ownership
--------------------------------------------------------------------

Common Stock    Willard G. McAndrew III    2,927,604 (D)    13.16%
                5308 W. Plano Parkway
                Plano, Texas 75093

Common Stock    Roger N. Wurtele           2,339,604 (D)    10.52%
                5308 W. Plano Parkway
                Plano, Texas 75093


Common Stock    Jolie G. Kahn              1,192,362 (D)     5.36%
                5308 W. Plano Parkway
                Plano, Texas 75093

Common Stock    Mark Whittaker               550,000 (D)     2.47%
                5308 W. Plano Parkway
                Plano, Texas 75093

Common Stock    Tylor Hall                   270,000 (D)     1.21%
                5308 W. Plano Parkway
                Plano, Texas 75093
------------------------------
All Officers and Directors as              7,279,840 (D)    32.73%
a Group

Common Stock    Kevin W. Smyth             3,500,000 (D)    15.73%


*(D) = Direct Beneficial Ownership

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As part of the original August 2001 acquisition of the Gathering System and the GlobalSat data, Trailblazer Productions, LLC was to receive a future 6% royalty and option to purchase 25% of the Gathering System. Messrs. McAndrew and Wurtele were to have been recipients of 50% of any proceeds from the royalty and 50% of the potential option interest, collectively, in the Gathering System. Due to the assumption of management of the Registrant in December 2001, Messrs. McAndrew and Wurtele have agreed to forego their interests in the royalty and the option, and in exchange for the royalty and option being cancelled, the Registrant negotiated a fair market buyout with the recipients of the other 50% of the interests in the royalty and option, which was concluded in August 2002.

Notes Payable to Stockholders

On July 9, 2002 the Company entered into a $50,000 note payable agreement with a stockholder which accrues interest at 7% and is due July 9, 2003. In the event of default on the maturity date, the Company would be required to satisfy the note by issuing shares of the Company's common stock by dividing the principal balance due by 50% of the average ten day closing price of the stock preceding the maturity date.

On November 14, 2002, as part of a private placement offering a stockholder purchased a one quarter (1/4) unit for $5,000. This one quarter (1/4) unit consists of a $5,000 note payable which accrues interest at 10% and is due on November 14, 2003 as well as 5,000 shares of the Company's common stock plus 5,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through November 14, 2003 plus 5,000 warrants to purchase the Company's common stock at an exercise price of $0.25 per warrant exercisable through November 14, 2004.

On November 29, 2002 as part of an investment agreement, the Company entered into a $25,000 note payable agreement with a stockholder which accrues interest and 10% and is due in monthly installments through December 1, 2003. In the event of default on the monthly installments through the maturity date, the Company would be required to satisfy the note by recording a lien on the assets of Gas Gathering and its gas gathering system and shall assign all proceeds from gross revenues realized from the sale of gas and liquids from these operations until the note and all interest and default interest was paid in full. In connection with this investment agreement the Company issued 50,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through December 1, 2005 (See Note 11). Also in connection with this investment agreement the Company issued 50,000 shares of the Company's common stock to the shareholder for consulting services.

On December 3, 2002 the Company entered into a $150,000 note payable agreement with a stockholder which accrues interest at 10% and is due June 3, 2003. In connection with this note the Company issued 50,000 shares of the Company's common stock. Lender's trustee is Tylor Hall's brother.

The fair market value of the 10,000 warrants issued on November 14, 2002 and the 50,000 warrants issued on November 29, 2002 approximated $2,200 estimated at the date of grant using the Black-Scholes option-pricing model. The fair market value of the 5,000 shares of the Company's common stock issued on November 14, 2002 and the 50,000 shares of the Company's common stock issued on December 3, 2002 approximated $3,750 estimated based on the average trading value of the stock. These amounts were recorded as increases to both additional paid in capital and deferred debt discount. The deferred debt discount will be amortized to interest expense over the life of the notes. Interest expense relating to this deferred debt discount for the year ended December 31, 2002 was $1,097.

The President, CEO and majority shareholder of American West Resources, the party with which Registrant has the letter of intent to sell the Gas Gathering System is the father in law of Registrant's President and CEO, Willard G. McAndrew, III. Registrant believes that it negotiated the transaction at arms length notwithstanding the relationship between Willard
G. McAndrew, III and American West's CEO.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) Registrant's financial statements for the years ended December 31, 2002 and December 31, 2001 are included herein.

(b) Registrant's Form 8-K, filed on January 18, 2002 is incorporated herein in its entirety.

(c) Registrant's Form S-8, filed on January 29, 2002 is incorporated herein in its entirety.

(d) Registrant's Form 8-K, filed on December 4, 2002 is incorporated herein in its entirety.

(e) Registrant's Form S-8, filed on December 4, 2002 is incorporated herein in its entirety.

(f) Registrant's Form 8-K, filed on March 24, 2003 is incorporated herein in its entirety.

(g) Registrant's Form 8-K/A, filed on March 24, 2003 is incorporated herein in its entirety.

(h) Registrant's Form 8-K/A, filed on March 26, 2003 is incorporated herein in its entirety.

(i) Registrant's Form 8-K, filed on April 9, 2003 is incorporated herein in its entirety.

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10SB/A Registration Statement, filed on March 23, 2001, Form 8-K, filed on August 29, 2001, and Form 8-K, filed on December 17, 2001, and Form 8-K filed on December 4, 2002.


Exhibit Number        Description                                Page
---------------       -----------                                ----
   3(i)  *            Articles of Incorporation
   3(i)  *            Amendment to Articles of Inc.
   3(ii) *            Bylaws
   3(ii)              Amendment to Bylaws                         53
   4                  Reaffirmation Agreement                     54
   10                 Promissory Note and Security Agreement      57
   10                 Fixed Base Operator Agreement and Lease     61
   99(i) *            Consulting Plan
   99(ii)*            Purchase and Sale Agreement
   99(iii)*           Consulting Plan
   99(iv)             906 Consent                                 93



ITEM 14.  CONTROLS AND PROCEDURES.

Disclosures Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing of this report, the Chief Executive Officer and the Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

Internal Controls

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accepted accounting principles generally accepted in the United States of America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          SIGNATURES
                          ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Energy & Engine Technology Corporation

Dated:  April 15, 2003    By:/s/  Willard G. McAndrew III
                          President, CEO and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

By: /s/ Willard G. McAndrew III
        President, Chief Executive
        Officer and Chairman of the Board

Dated:  April 15, 2003

By: /s/ Roger Wurtele
        Vice President, Secretary, Chief
        Financial Officer and Director

Dated:  April 15, 2003

CERTIFICATIONS

I, Willard G. McAndrew, III, certify that:
1. I have reviewed this annual report on Form 10-KSB of Energy &
Engine Technology Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Willard G. McAndrew, III

Willard G. McAndrew, III
President and CEO

I, Roger N. Wurtele, III, certify that:
1. I have reviewed this annual report on Form 10-KSB of Energy &
Engine Technology Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Roger N. Wurtele

Roger N. Wurtele
CFO

                  ENERGY & ENGINE TECHNOLOGY CORPORATION
                            AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 2002 and 2001

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                                                   CONTENTS
---------------------------------------------------------------------------


                                                                       Page

INDEPENDENT AUDITORS' REPORT                                              1

INDEPENDENT AUDITORS' REPORT                                              2


CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheet                                                           3
  Statements of Operations                                                4
  Statements of Stockholders' Equity (Deficiency)                       5-6
  Statements of Cash Flows                                              7-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             9-25



                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



To the Board of Directors and Stockholders of Energy & Engine Technology Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Energy &
Engine Technology Corporation and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy & Engine Technology Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company incurred a net loss of $1,680,989 and has a working capital deficit of $854,392. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ Marcum & Kliegman LLP


New York, New York
March 29, 2003, except for Note 13D for which the date is April 3, 2003 and
Note 13E for which the date is April 7, 2003

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------



To the Stockholders of Energy & Engine Technology Corporation

We have audited the consolidated statements of loss and deficit, of cash flows and statement of changes in stockholder's equity of Energy & Engine Technology Corporation for year ended 31 December 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurances whether the consolidated financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated results of its operations, cash flows and changes in stockholder's equity for the year ended 31 December 2001 in accordance with generally accepted accounting principles in the United States.

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


Richmond, British Columbia
14 February 2002

                             /S/ Parker & Company
                             Chartered Accountants

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEET

                                                          December 31, 2002
---------------------------------------------------------------------------

                                  ASSETS
                                  ------
CURRENT ASSETS
--------------
 Cash and cash equivalents                    $   27,817
 Accounts receivable                              40,738
 Inventory                                        16,813
 Prepaid expenses and other current assets         8,407
                                              ----------
     Total Current Assets                                      $   93,775
                                                               ----------

PROPERTY AND EQUIPMENT, Net                                       342,149
----------------------                                         ----------

     TOTAL ASSETS                                              $  435,924
                                                               ==========

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
              ----------------------------------------

CURRENT LIABILITIES
-------------------
 Accounts payable and accrued expenses        $  295,047
 Accrued expenses, officers                      427,973
 Notes payable, stockholders, net of debt
   discount of $4,853                            225,147
                                              ----------

     TOTAL CURRENT LIABILITIES                                $  948,167
                                                               ---------
STOCKHOLDERS' DEFICIENCY
------------------------
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  23,000,349 shares issued and outstanding        23,001
 Additional paid-in capital                    1,404,405
 Accumulated deficit                          (1,939,649)
                                             -----------

     TOTAL STOCKHOLDERS' DEFICIENCY                             (512,243)
                                                              ----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
          DEFICIENCY                                          $  435,924
                                                              ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             For The Years Ended December 31, 2002 and 2001
---------------------------------------------------------------------------

                                              2002               2001
                                          --------------------------------
NET SALES                                 $    99,257        $       --
---------

COST OF SALES                                  85,023                --
-------------                             -----------        ----------

     GROSS PROFIT                              14,234                --
                                          -----------        ----------
OPERATING EXPENSES
------------------
 Selling, general and administrative
  expenses                                  1,218,306            26,300
 Stock based compensation                     470,628                --
                                          -----------        ----------
     TOTAL OPERATING EXPENSES               1,688,934            26,300
                                          -----------        ----------
     OPERATING LOSS                        (1,674,700)          (26,300)
                                          -----------        ----------
OTHER (EXPENSE) INCOME
----------------------
 Interest income                                   --             4,378
 Interest expense, principally to
  related parties                              (4,289)               --
 Loss on disposal of asset                     (2,000)               --
                                          -----------        ----------
     TOTAL OTHER (EXPENSE) INCOME              (6,289)            4,378
                                          -----------        ----------
     LOSS FROM CONTINUING OPERATIONS       (1,680,989)          (21,922)

     LOSS FROM DISCONTINUED OPERATIONS             --          (193,279)
                                          -----------        ----------
NET LOSS                                  $(1,680,989)       $ (215,201)
                                          ===========        ==========

BASIC AND DILUTED NET LOSS PER COMMON SHARE
-------------------------------------------
 Continuing operations                    $     (0.11)       $    (0.00)
 Discontinued operations                        (0.00)            (0.02)
                                          -----------        ----------
     TOTAL                                $     (0.11)       $    (0.02)
                                          ===========        ==========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                15,095,725         8,908,943
                                          ===========        ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                 30

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                             For The Years Ended December 31, 2002 and 2001
---------------------------------------------------------------------------


                                                Common              Additional
                                         --------------------       Paid-in        Accumulated
                                         Shares        Amount       Capital        Deficit       Total
                                         -------------------------------------------------------------------

BALANCE - January 1, 2001                8,300,000     $  8,300     $  108,700     $  (43,459)   $    73,541
-------

Issuance of common stock in
 connection with private placement          54,286           54        379,946             --        380,000

Cancellation of common stock            (2,000,000)      (2,000)         2,000             --             --

Issuance of common stock in
 connection with acquisition             3,827,621        3,828             --             --          3,828

Net loss                                        --           --             --       (215,201)      (215,201)
                                        ----------     --------     ----------     ----------     ----------

BALANCE - December 31, 2001 (Forward)   10,181,907     $ 10,182     $  490,646     $ (258,660)    $  242,168
                                        ==========     ========     ==========     ==========     ==========



The accompanying notes are an integral part of these consolidated financial statements.









                                      31

                                    ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                          AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY), Continued

                            For The Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------

                                                Common              Additional
                                         -----------------------    Paid-in        Accumulated
                                         Shares         Amount      Capital        Deficit       Total
                                         ------------------------------------------------------------------
BALANCE - December 31, 2001 (Forward)    10,181,907     $ 10,182    $  490,646     $ (258,660)   $  242,168
-------

Issuance of common stock to
  consultants                             1,386,625        1,387       201,491             --       202,878

Issuance of common stock to officers
 and employees                            5,675,000        5,675       222,075             --       227,750

Issuance of common stock in
 connection with termination agreement    1,000,000        1,000        39,000             --        40,000

Issuance of common stock in
 connection with notes payable               55,000           55         3,695             --         3,750

Issuance of warrants                             --           --         2,200             --         2,200

Issuance of common stock in
 connection with private placements       4,701,817        4,702       445,298             --       450,000

Net loss                                         --           --            --     (1,680,989)   (1,680,989)
                                         ----------     --------    ----------    -----------    ----------

BALANCE - December 31, 2002              23,000,349     $ 23,001    $1,404,405    $(1,939,649)   $ (512,243)
-------                                  ==========     ========    ==========    ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                    32

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             For The Years Ended December 31, 2002 and 2001
---------------------------------------------------------------------------

                                                  2002             2001
                                              -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                      $ (1,680,989)    $   (215,201)
                                              ------------     ------------
 Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation                                     17,488            7,128
   Stock-based compensation                        470,628               --
   Amortization of debt discount                     1,097               --
   Loss on disposal of asset                         2,000           30,309
 Changes in operating assets and
  liabilities:
   Accounts receivable                             (40,738)              70
   Inventory                                       (16,813)              --
   Prepaid expenses and other current assets        (8,407)             627
   Accounts payables and accrued expenses          263,477           30,500
   Accrued expenses, officers                      427,973               --
                                              ------------     ------------
     TOTAL ADJUSTMENTS                           1,116,705           68,634
                                              ------------     ------------
     NET CASH USED IN OPERATING ACTIVITIES        (564,284)        (146,567)
                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Purchases of property and equipment              (191,551)        (182,478)
 Proceeds from disposal of fixed asset               2,000               --
                                              ------------     ------------

     NET CASH USED IN INVESTING ACTIVITIES        (189,551)        (182,478)
                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Proceeds from notes payable, stockholders         230,000               --
 Proceeds from the issuance of common stock        450,000          383,828
                                              ------------     ------------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                   680,000          383,828
                                              ------------     ------------
     NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                             (73,835)          54,783
                                              ------------     ------------

The accompanying notes are an integral part of these consolidated financial statements.

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                             For The Years Ended December 31, 2002 and 2001
---------------------------------------------------------------------------

                                                   2002            2001
                                              -----------------------------

CASH AND CASH EQUIVALENTS - Beginning         $    101,652     $     46,869
-------------------------                     ------------     ------------

CASH AND CASH EQUIVALENTS - Ending            $     27,817     $    101,652
-------------------------                     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

 Cash paid during the year for:

    Interest                                  $        306     $         --
    Income taxes                              $         --     $         --



 Non-cash investing and financing activities:

 The Company issued warrants to purchase 60,000 shares of common stock in connection with certain notes payable to stockholders. The fair market value of the warrants granted using the Black-Scholes pricing model was $2,200 and was recorded as deferred debt discount. The Company also issued 55,000 shares of the Company's common stock in connection with notes payable to stockholders. The fair market value of the common stock at issuance date was $3,750 and was also recorded as deferred debt discount.



The accompanying notes are an integral part of these consolidated financial statements.

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE 1 - Description of Business, and Basis of Presentation
         --------------------------------------------------

 Organization and Principal Business Activity
 --------------------------------------------
 Energy & Engine Technology Corporation ("EENT" or the "Company") was incorporated under the name Bidder Communications, Inc. in Nevada on November 16, 1999. It changed its name from Bidder Communications, Inc ("Bidder") to Energy & Engine Technology Corporation on December 5, 2001.

 The consolidated financial statements include the accounts of EENT and its wholly owned subsidiaries, Gas Gathering Enterprises, LLC ("Gas Gathering") (previously, Southern States Gas Gathering, LLC) and Wind Dancer Aviation Services, Inc. ("Wind Dancer") collectively referred to as the "Company."

 The Company, through its wholly owned subsidiaries, is the owner and operator of a natural gas gathering system located in Caddo Parish, Louisiana, and is a fixed base operator which services general aviation aircraft in Pagosa Springs, Colorado. During 2001, the Company abandoned the auctioning software it was developing for the internet in the Bidder entity and recorded a $193,279 loss from discontinued operations.

 The Company organized another wholly owned subsidiary Top Gun Marketing, Inc. ("Top Gun"), which will be the developer and marketer of the Company's AXP 1000 auxiliary power generator for long haul trucks. Since inception, Top Gun has had no operations and activities and there have been no sales of the AXP 1000 power generators.


 Acquisition of Assets
 ---------------------
 On September 7, 2001, the Company acquired 100% of the membership interests in Southern States Gas Gathering, LLC ("SSGG") for $153,828 in cash and common stock, which was recorded as an acquisition of assets. The assets acquired consisted primarily of an inactive 65 mile gas gathering system located in the Caddo Pine Island Field, Louisiana. Trailblazer Production Company, LLC ("Trailblazer"), acting as agent for Mees Pierson Unlimited ("Seller"), was an unrelated party at the time of the acquisition, and received a fee of $50,000 in cash plus common stock from the total purchase price for services rendered. Trailblazer (now inactive) was owned by the Company's Chief Executive Officer and Chief Financial Officer at the time of the acquisition.

 As part of the acquisition, the Company had also acquired from Seller (through its agent, Trailblazer), GlobalSat Technology data. In exchange for this data, the Company issued Trailblazer and Seller an option to acquire up to 25% of its interest in SSGG (the "Option") which the Company
 deemed to have a nominal value.   The Seller and Trailblazer had also
 retained a 6% royalty on gross income of SSGG (the "Royalty"). The Company also agreed that Trailblazer's and the Seller's ownership in the Company would not dilute for 2 years ("Non Dilution Agreement"). On August 5, 2002, the Agreement was amended as follows: 1) The GlobalSat Technology was

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 1 - Description of Business, and Basis of Presentation, continued
         --------------------------------------------------

 returned to the Seller in exchange for the termination of the Option by Seller; 2) The Royalty was terminated and instead it was agreed that Seller would retain a 2% royalty on gross income of SSGG; and 3) the Non Dilution Agreement was terminated in exchange for 1,000,000 shares of the Company's common stock valued at $40,000 issued to the Seller (See Note 9). As of December 31, 2001, Trailblazer had relinquished all rights to the Royalty, the Non Dilution Agreement and the Option.

 Going Concern and Management's Plan
 -----------------------------------
 As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,680,989 during the year ended December 31, 2002, resulting in an accumulated deficit of $1,939,649. The Company also has a working capital deficit of $854,392. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include the raising of cash through the issuance of debt or equity (See Note 13) and increasing revenues. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------

 Consolidation
 -------------
 The consolidated financial statements include the accounts of EENT and it's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 Revenue Recognition
 -------------------

 Gas Gathering
 Revenue is recognized at the time the product is delivered to customers.

 Fixed Base Operator
 Revenue is recognized at the time that aircraft related services are performed or when products are delivered.

 Cash Equivalents
 ----------------
 For the purposes of the statement of cash flows, the Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 2 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

 Inventory
 ---------
 Inventory consists of aviation fuel and is valued at the lower of cost or market. Cost is being determined using the first-in/first-out basis.

 Research and Development
 ------------------------
 Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2002 and 2001 were $110,143 and $-0-, respectively and are included in selling, general and administrative expenses.

 Income Taxes
 ------------
 The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

 Depreciation
 ------------
 Depreciation of machinery and equipment, furniture and fixtures and gas gathering equipment is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

 Net Loss Per Share
 ------------------
 During the year ended December 31, 2001, the Company adopted the provision of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income or (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents have been excluded from the weighted-average shares for 2002 and 2001 as inclusion is anti-dilutive. Potentially dilutive securities (warrants) of 460,000 and -0- are outstanding at December 31, 2002 and 2001, respectively.

 Use of Estimates
 ----------------
 The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 2 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

 reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassification
 ----------------
 Certain prior year amounts have been reclassified to conform with the current year's presentation.

 Stock-Based Compensation
 ------------------------
 In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

 Business Segment
 ----------------
 During the year ended December 31, 2002, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of A Business Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in two segments (See Note 12). The Company's customers and operations are within the United States.

 New Accounting Pronouncements
 -----------------------------
 In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"), "Accounting for Business Combinations" and SFAS No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 2 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

 According to SFAS 142, goodwill, which arises from business combinations after June 30, 2001, cannot be amortized. In addition, SFAS 142 requires the discontinuation of goodwill amortization and the amortization of intangible assets with indeterminate lives effective the date the Company adopts the statement.

 The Company adopted SFAS 141 and SFAS 142 on July 1, 2001. The adoption of SFAS 141 and SFAS 142 did not have an impact on the consolidated financial statements.

 In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of the carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 have been adopted by the Company as of January 1, 2002. The adoption of SFAS 144 did not have an impact on the consolidated financial statements.

 In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishments", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements", which amended SFAS No. 4 affects income statement classification of gains and losses from extinguishment of debt. The Company adopted SFAS 145 on April 1, 2002 and the adoption did not have an impact on the consolidated financial statements.

 In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". "SFAS 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets that definition of a liability. SFAS 146 also establishes that fair value is the objective for initial

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 2 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

 measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 is not expected to have an impact on the consolidated financial statements.

 On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion 25. The Company will continue to account for stock-based compensation according to APB Opinion 25, while its adoption of SFAS 148 requires the Company to provide prominent disclosures about the effect of SFAS 123 on reported income and will require the Company to disclose these effects in the interim financial statements commencing with the quarter ending March 31, 2003. The Company does not expect the adoption of SFAS 148 to have a significant impact on its consolidated financial position or results of operations.

 In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have an impact on its consolidated financial position or results of operations.

 In January 2003, the FASB issued FASB Interpretation No. 46,"Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 2 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

 or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have an impact on its consolidated financial position or results of operations.

NOTE 3 - Property and Equipment
         ----------------------

 Property and equipment at December 31, 2002 consists of the following:


                                                             Estimated
                                                             Useful Lives
                                        ---------------------------------
 Machinery and equipment                $    88,500           5 years
 Gas gathering equipment                    273,265          20 years
 Furniture and fixtures                       5,000           5 years
                                        -----------
                                            366,765
 Less:  accumulated depreciation            (24,616)
                                        -----------

     Property and Equipment, Net        $   342,149
                                        ===========


 Depreciation expense for the year ended December 31, 2002 and 2001 was $17,488 and $7,128, respectively.

 On December 5, 2002 the Company purchased property and equipment for $92,500 from the Board of County Commissioners of Archuleta County, Colorado in connection with the operations of Wind Dancer as a fixed base operator servicing general aviation aircraft.

NOTE 4 - Notes Payable, Stockholders
         ---------------------------

 On July 9, 2002 the Company entered into a $50,000 note payable agreement with a stockholder which accrues interest at 7% and is due July 9, 2003.
 In the event of default on the maturity date, the Company would be required to satisfy the note by issuing shares of the Company's common stock by dividing the principal balance due by 50% of the average ten day closing price of the Company's common stock preceding the maturity date.

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 4 - Notes Payable, Stockholders, continued
         ---------------------------

 On November 14, 2002, as part of a private placement offering (See Note 9) a stockholder purchased a one quarter (1/4) unit for $5,000. This one quarter (1/4) unit consists of a $5,000 note payable which accrues interest at 10% and is due on November 14, 2003 as well as 5,000 shares of the Company's common stock plus 5,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through November 14, 2003 plus 5,000 warrants to purchase the Company's common stock at an exercise price of $0.25 per warrant exercisable through November 14, 2004 (See Note 11).

 On November 29, 2002 as part of an investment agreement, the Company entered into a $25,000 note payable agreement with a stockholder which accrues interest and 10% and is due in monthly installments through December 1, 2003. In the event of default on the monthly installments through the maturity date, the Company would be required to satisfy the note by recording a lien on the assets of Gas Gathering and its gas gathering system and assign all proceeds from gross revenues realized from the sale of gas and liquids from these operations until the note and all interest and default interest was paid in full.

 In connection with this investment agreement the Company issued 50,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through December 1, 2005 (See Note 11). Also in connection with this investment agreement the Company issued 50,000 shares of the Company's common stock valued at $3,500 to the stockholder for consulting services (See Note 9).

 On December 3, 2002 the Company entered into a $150,000 note payable agreement with a stockholder which accrues interest at 10% and is due June 3, 2003. In connection with this note the Company issued 50,000 shares of the Company's common stock and it is secured by a lien on Wind Dancer's assets. (See Note 9)

 The fair market value of the 10,000 warrants issued on November 14, 2002 and the 50,000 warrants issued on November 29, 2002 approximated $2,200 estimated at the date of grant using the Black-Scholes option-pricing model. The fair market value of the 5,000 shares of the Company's common stock issued on November 14, 2002 and the 50,000 shares of the Company's common stock issued on December 3, 2002 approximated $3,750 estimated based on the average trading value of the stock. These amounts were recorded as increases to both additional paid in capital and deferred debt discount. The deferred debt discount will be amortized to interest expense over the life of the notes. Interest expense relating to this deferred debt discount for the year ended December 31, 2002 was $1,097.

NOTE 5 - Accrued Expenses, Officers
         --------------------------

 Accrued expenses officers represents unpaid payroll, bonuses and unreimbursed business expenses to three (3) officers of the Company. These

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 5 - Accrued Expenses, Officers, continued
         --------------------------

 amounts are non-interest bearing and have no definite repayment terms. As of December 31, 2002 the outstanding balance in accrued expenses officers was $427,973.

NOTE 6 - Commitments and Contingencies
         -----------------------------

 Operating Lease
 ---------------
 On September 11, 2002 the Company entered into a noncancelable operating lease for office space in Shreveport Louisiana, which commenced on October 1, 2002 and expires on September 30, 2005.

 On October 15, 2002 the Company entered into a noncancelable operating lease for an aircraft hanger located at the Archuleta County Airport - Stevens Field in Colorado. This lease commenced on December 5, 2002 and expires on December 5, 2012. Annual rent is $9,600 for the first five (5) years of the lease term and increases 18% per year for the remaining five (5) years not exceeding annual rent of $22,000. The Company has an option to renew the lease at the end of the lease term for an additional 10 year period with annual rent to be determined based on the appraised value at that time. Under the terms of this lease the Company must also pay to the landlord a fuel flow fee of $.05 per gallon, subject to increases, of aviation fuel sold by the Company as well as an aircraft parking fee of 70% of all aircraft parking fees collected by the Company.

 The Company also rents office space for its corporate headquarter in Plano, Texas. This rent is on a month-to-month basis without a formal lease agreement with a monthly rent expense of $2,000.

 Future minimum rental payments under the above noncancelable operating leases as of December 31, 2002 are as follows:

               For the Year Ending
                  December 31,                 Amount
               ------------------------------------------
                     2003                      $   15,828
                     2004                          15,828
                     2005                          14,271
                     2006                           9,744
                     2007                          11,498
                  Thereafter                       90,601
                                               ----------
                    Total                      $  157,770
                                               ==========

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 6 - Commitments and Contingencies, continued
         -----------------------------

 Rent expense for the years ended December 31, 2002 and 2001 amounted to $19,664 and $13,513, respectively.

 Legal Settlement
 ----------------
 Based on a final judgment and subsequent settlement agreement against the Company dated January 15, 2003, the Company is obligated to pay $18,500 to a former consultant to the Company for services provided. The amount due of $18,500 is included in accounts payable and accrued expenses at December 31, 2002.

 Consulting Agreement
 --------------------
 On November 19, 2002 the Company entered into an agreement with GLM Partners ("GLM") for financial advisory services which expires on May 19, 2003. Based on this agreement, the Company will pay GLM a results-oriented consulting fee based on the increase in the Company's stock price. The Company will pay this fee by issuing to GLM up to 800,000 shares of the Company's common stock and up to 300,000 options to purchase the common stock at an exercise price at $0.01 in various stages based on the Company's stock price as defined in the agreement. On January 21, 2003, the Company issued 200,000 shares relating to this consulting agreement (See Note 13).

 Issuance of Common Stock
 ------------------------
 On August 29, 2002, the Company entered into an agreement with a consultant whereby the Company would issue 150,000 shares of the Company's common stock when a working prototype of the AXP 100 auxiliary power generator is tested and approved by management. As of December 31, 2002, these shares have not been earned or issued.

NOTE 7 - Economic Dependency
         -------------------

 Major Customers
 ---------------
 Gas Gathering sells a substantial portion of its product to one customer. During the year ended December 31, 2002, sales to this customer totaled $71,148 (72%) of net sales. As of December 31, 2002, the amount due from this customer included in accounts receivable was $32,265.

 Major Suppliers
 ---------------
 Gas Gathering purchased a substantial portion of its product from three suppliers. During the year ended December 31, 2002, purchases from these suppliers were $26,065 (40%), $11,381 (18%), and $11,176 (17%) of cost of sales, respectively. At December 31, 2002, total amount due these suppliers included in accounts payable was $21,611.

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 7 - Economic Dependency, continued
         -------------------

 Geographic Dependency
 ---------------------
 Gas Gathering revenue is generated in Caddo Parish, Louisiana. The Company's revenue is limited to the amount of product which can be extracted from this area.

NOTE 8 - Income Taxes
         ------------

 The Company recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. In addition, the Company also recognizes deferred tax assets for future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not.

 The components of the net deferred tax assets as of December 31, 2002 is as follows:


                                              2002
                                           -----------
  Accrued expenses                         $   114,000
  NOL carryforwards                            540,000
                                           -----------

     Total deferred tax asset                  654,000

  Valuation allowance                         (654,000)
                                           -----------
  Net Deferred Tax Asset                   $        --
                                           ===========


 The valuation allowance increased $654,000 for the year ended December
 31, 2002.

 At December 31, 2002, the Company had available NOL carryforwards for income tax purposes of approximately $1,589,000, which expires at various dates through 2022. The Company will not be able to utilize net operating losses which occurred prior to the acquisition of SSGG pursuant to the limitations described in Section 382 of the Internal Revenue Service Code.

 A reconciliation of the expected statutory tax rate and the effective rate is as follows:

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 8 - Income Taxes, continued
         ------------



                                      2002               2001
                                      ----------------------------

   Expected statutory rate            34.0%              34.0%
   NOL without tax benefit           (34.0)             (34.0)
                                     -----              -----

     Total income taxes                 --%                --%
                                     =====              =====

NOTE 9 - Common Stock
         ------------

 On June 26, 2001, in connection with a private placement offering, the Company sold 54,286 shares of common stock to an investor at $7.00 per share or $380,000.

 On September 7, 2001, the Company issued 3,827,621 shares of common stock in connection with the acquisition of SSGG (See Note 1). Furthermore, in connection with the transaction on September 7, 2001 the founding shareholders of Bidder surrendered 2,000,000 shares of the common stock back to the Company.

 On January 10, 2002, Company issued 445,000 shares of common stock valued at $138,400 to consultants for services provided.

 On April 25, 2002, the Company issued 142,650 shares of common stock valued at $17,868 to consultants for services provided.

 On April 26, 2002, the Company issued 35,000 shares of common stock valued at $4,550 to a consultant for services provided.

 On May 24, 2002, the Company issued 500,000 shares of common stock valued at $30,000 to a consultant for services provided.

 On June 28, 2002, August 13, 2002, September 29, 2002 and December 23, 2002 in connection with private placement offerings, the Company sold 3,500,000 shares of common stock to an investor at $0.10 per share or an aggregate of $350,000. In connection with these private offerings the Company issued warrants to purchase an aggregate of 300,000 shares of the Company's common stock with an exercise price of $0.25 expiring through January 16, 2005 (See note 11). Also in connection with these offerings the Company and the investor entered into an agreement whereby the investor's 3,500,000 share common stock ownership in the Company at

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 9 - Common Stock, continued
         ------------

 December 31, 2002 is non-dilutable by common stock issued by the Company beyond 20,000,000 shares, or 17.5%. At December 31, 2002, the amount of shares deemed issued relating to the non-dilution agreement is 201,817. The non-dilution agreement was originally effective until December 12, 2004 and does not include stock issuances over 20,000,000 shares which are attributable to shares issued in a merger or acquisition that increases value and is approved by a majority of the stockholders of the Company. The non-dilution agreement has subsequently been extended to January 17, 2005 and the non-dilution percentage has increased to 20% based on additional investments (See note 13).

 On August 13, 2002, the Company issued 13,975 shares of common stock valued at $559 to a consultant for services provided.

 On August 13, 2002, in connection with a private placement offering, the Company sold 1,000,000 shares of common stock to an investor at $0.10 per share or $100,000.

 In connection with this private placement offering the Company issued warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $0.25 expiring on August 13, 2004 (See note 11).

 On August 29, 2002, the Company issued 5,650,000 shares of common stock valued at $226,000 to officers and employees for services provided.

 On August 29, 2002, the Company issued 1,000,000 shares of common stock valued at $40,000 in connection with a termination agreement (See Note 1).

 On August 29, 2002, the Company issued 100,000 shares of common stock valued at $4,000 to consultants for services provided.

 On October 10, 2002, the Company issued 100,000 shares of common stock valued at $4,000 to consultants for services provided.

 On November 14, 2002 as part of a private placement (See Note 4) an investor purchased a one quarter (1/4) unit for $5,000. This one quarter (1/4) unit consists of a $5,000 note payable, 5,000 shares of the Company's common stock, 5,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through November 14, 2003 and 5,000 warrants to purchase the Company's common stock at an exercise price of $0.25 per warrant exercisable through November 14, 2004 (See Note
 11).

 On November 29, 2002 the Company issued 50,000 shares of the Company's common stock valued at $3,500 to a stockholder for consulting services as part of an investment agreement (See Note 3), consisting of a $25,000 note payable and 50,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through December 1, 2005 (See Note 11).

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 9 - Common Stock, continued
         ------------

 On December 3, 2002, the Company issued 25,000 shares of common stock valued at $1,750 to an employee for services provided.

 On December 3, 2002 the Company entered into a $150,000 note payable agreement with an investor which accrues interest at 10% and is due June 3, 2003. In connection with this note the Company issued 50,000 shares of the Company's common stock valued at $3,500. (See Note 4).

NOTE 10 - Consulting Service Plan
          -----------------------

 Effective as of January 10, 2002 the Company adopted a 2002 Consulting Service Plan ("2002 Plan") whereby 1,000,000 shares of the Company's common stock may be subject to stock awards. Effective as of December 2, 2002 the Company adopted a 2002-2003 Consulting Service Plan ("2002-2003 Plan") whereby an additional 1,000,000 shares of the Company's common stock may be subject to stock awards. The purpose of the 2002 Plan and the 2002-2003 Plan is to advance interests of the Company by rewarding employees, directors, former directors, contractors and consultants to the Company (See
 Note 9). As of December 31, 2002, 1,000,000 and 25,000 shares of the Company's common stock have been issued under the 2002 Plan and the 2002-2003 Plan, respectively.

NOTE 11 - Warrants
          --------

 On August 13, 2002, September 29, 2002 and December 17, 2002, the Company issued warrants to an investor to purchase an aggregate of 300,000 shares of the Company's common stock exercisable at $0.25 in connection with a common stock offering (See Note 9). These warrants vest immediately and 250,000 of these warrants expire August 13, 2004 and 50,000 of these warrants expire January 16, 2005.

 On August 13, 2002, the Company issued warrants to an investor to purchase 100,000 shares of the Company's common stock exercisable at $0.25 in connection with a private placement offering (See Note 9). These warrants vest immediately and expire August 13, 2004.

 On November 14, 2002, the Company issued warrants to purchase 10,000 shares of the Company's common stock in connection with a unit offering (See Note
 4). 5,000 of these warrants are exercisable at $0.10 and expire November 14, 2003 and 5,000 of these warrants are exercisable at $0.25 and expire November 14, 2004.

 On November 29, 2002 the Company issued warrants to purchase 50,000 shares of the Company's common stock in connection with a note payable (See Note
 4).  These warrants are exercisable at $0.10 and expire December 1, 2005.

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 11 - Warrants, continued
          --------

 Transactions involving warrants are summarized as follows:

                                    Number Of          Weighted Average
                                    Warrants           Exercise Price
                                    -----------------------------------
 Balance - January 1, 2002                 --                        --

 Warrants issued during the year      460,000                     $0.23
                                    ---------
 Balance - December 31, 2002          460,000                     $0.23
                                    =========

 There were 460,000 warrants exercisable at December 31, 2002.

NOTE 12 - Segment Reporting
          -----------------

 The accounting policies of the segments are disclosed in the summary of significant accounting policies. There are no intersegment sales. The Company evaluates performance based on income or loss from operations.

 Summarized financial information concerning the Company's reportable segments is as follows:

                            Gas          Wind         General
                         Gathering      Dancer      Corporation      Total
                         ---------------------------------------------------
 For the Year Ended
  December 31, 2002

 Revenue                 $  84,327    $  14,930   $        --    $    99,257
                         =========    =========   ===========    ===========
 Operating loss          $(184,438)   $ (14,384)  $(1,475,878)   $(1,674,700)
                         =========    =========   ===========    ===========
 Loss from continuing
  operations             $(184,438)   $ (16,284)  $(1,480,267)   $(1,680,989)
                         =========    =========   ===========    ===========
 Capital Expenditures    $  94,051    $  92,500   $     5,000    $   191,551
                         =========    =========   ===========    ===========
 Total identifiable assets
  at December 31, 2002   $ 286,234    $ 129,181   $    20,509    $   435,924
                         =========    =========   ===========    ===========

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 12 - Segment Reporting, continued
          -----------------


                            Gas          Wind         General
                         Gathering      Dancer      Corporation      Total
                         ---------------------------------------------------

 For the Year Ended
  December 31, 2001

 Revenue                 $      --    $      --   $        --    $        --
                         =========    =========   ===========    ===========
 Operating loss          $ (12,787)   $      --   $   (13,513)   $   (26,300)
                         =========    =========   ===========    ===========
 Loss from continuing
  operations             $ (12,787)   $      --   $    (9,135)   $   (21,922)
                         =========    =========   ===========    ===========
 Capital Expenditures    $ 179,214    $      --   $        --    $   179,214
                         =========    =========   ===========    ===========
 Total identifiable assets
  at December 31, 2001   $ 172,086    $      --   $   101,652    $   273,738
                         =========    =========   ===========    ===========


NOTE 13 - Subsequent Events
          -----------------

A.  Equity Transactions
    -------------------
    On January 17, 2003, in connection with a private offering, the Company sold 500,000 shares of common stock to an investor at $0.10 per share or $50,000. The Company also issued warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $0.25 expiring on January 16, 2005. In connection with a non-dilution provision with this investor (See Note 9), the investors 4,000,000, share ownership in the Company is now non-dilutable for common stock issued by the Company beyond 20,000,000, or 20%. This non-dilution provision is effective until January 17, 2005 and does not include shares issued in a merger or acquisition that increases value and is approved by a majority of the stockholders of the Company. On March 21, 2003 382,942 shares of common stock were issued to this investor in connection with the non-dilution provision.

    On January 21, 2003, the Company issued 260,000 shares of common stock valued at $28,600 to consultants for services to be provided.

    On January 21, 2003, the Company issued 500,000 shares of common stock valued at $45,000 to employees for services to be provided.

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 13 - Subsequent Events, continued
          -----------------

    On January 22, 2003, in connection with a private offering, the Company sold 100,000 shares of common stock to an investor at $0.20 per share or $20,000. The Company also issued an additional 100,000 shares of common stock valued at $11,000 to this investor for consulting services to be provided.

    On March 5, 2003, the Company issued 50,000 shares of common stock valued at $3,000 to consultants for services to be provided.

    On March 13, 2003, the Company issued 25,000 shares of common stock valued at $1,750 to an employee for services to be provided.

    On April 2, 2003, the Company issued 25,000 shares of common stock valued at $1,500 to a consultant for services to be provided.

B.  Notes Payable
    -------------
    On January 21, 2003 as part of a private placement an investor purchased one unit for $25,000. This unit consists of a $25,000 note payable which accrues interest at 10% and is due on January 7, 2004 as well as 25,000 shares of the Company's common stock plus 25,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through January 7, 2004 plus 25,000 warrants to purchase the Company's common stock at an exercise price of $0.25 per warrant exercisable through January 7, 2005.

    On March 14, 2003 the Company issued a non-interest bearing note payable for $50,000. This note payable will be repaid to the stockholder upon a potential funding by an investment company or if such funding does not take place then the note will be repaid from any potential future net profits from the Company's sale of AXP 1000 power generators. In connection with this note the Company also issued 617,058 shares of the Company's common stock.

    On March 11, 2003 and March 13, 2003 as part of investment agreements, the Company entered into two note payable agreements with a stockholder aggregating $45,000 which accrues interest at 10% and is due in monthly installments through April, 2004. In the event of default on the monthly installments through the maturity date, the Company would be required to satisfy the note by recording a lien on the assets of Gas Gathering and its gas gathering system and shall assign all proceeds from gross revenues realized from the sale of gas and liquids from these operations until the note and all interest and default interest was paid in full. In connection with these investment agreements the Company issued 110,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through March 13, 2006. Also in connection with these investment agreements the Company issued an aggregate of 140,000 shares of the Company's common stock to the shareholder for consulting services.

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
NOTE 13 - Subsequent Events, continued
          -----------------

C.  Securities and Exchange Commission Matter
    -----------------------------------------
    On February 10, 2003, the Securities and Exchange Commission ("SEC") Staff ("Staff") wrote the Company's counsel and indicated that it was prepared to recommend to the SEC that it institute proceedings against the Company and Mr. Willard McAndrew, Chairman, President, Chief Executive Officer and Director ("Mr. McAndrew") for violations of Sections 5(a) and 5(c) of the Securities Act of 1933. The focus of the investigation is on the Company's issuance of certain shares of its common stock in January 2002 pursuant to an S-8 registration statement. Pursuant to the Company's Counsel, the staff of the SEC agreed instead to recommend that the SEC accept an offer from the Company to accept a cease and desist order in settlement of administrative proceedings and not to institute proceedings against Mr. McAndrew. There can be no guarantees however that the SEC will accept the Staffs recommendation. These financial statements do not include any adjustments that might result should the SEC institute proceedings against the Company.

D.  Letter of Intent
    ----------------
    On March 7, 2003, the Company entered into a letter of intent which was subsequently amended on April 3, 2003, whereby the Company would sell 100% of the membership interests of Gas Gathering for $500,000 to American West Resources ("American West"). Based on the letter of intent the Company would retain a 2% net profit interest in Gas Gathering if the closing is within 30 days of March 7, 2003, or an 8% net profit interest if the closing is 31 to 90 days from the closing date. The President, Chief Executive Officer and majority shareholder of America West is the father in law of the Company's President and Chief Executive Officer. There can be no assurance that this sale will take place.

E.  Equity Credit Line
    ------------------
    On April 7, 2003, the Company executed a term sheet with Cornell
    Capital Partners, LP ("Cornell") for a proposed $3,500,000 equity credit line. Under the terms of the agreement, Cornell shall commit to purchase up to $3,500,000 of the Company's common stock over a 24 month period after an effective registration of the shares has been complete. The purchase price of the common stock shall be 96% of the market price as defined in the agreement. At closing the Company will be subject to a 4% commitment fee which is convertible into the Company's common stock plus cash compensation equal to 6% of the gross proceeds of each purchase. There can be no assurances that this equity credit line will be closed.