Form 10QSB
period 2003-03-31
ENERGY & ENGINE TECHNOLOGY CORP
filed 2003-05-15
CIK 1121811

-----------------------------------------------------------------------------
SEC 2334 (03-03)	Potential persons who are to respond to the collection of
information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
-----------------------------------------------------------------------------

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00


                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended   March 31, 2003
                                 --------------

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _________________

Commission file number     0-32129
                           -------

                     Energy & Engine Technology Corporation
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                       88-0471842
               ------                       ----------
(State or other jurisdiction of     (IRS Employer Identification No.
incorporation or organization)

                5308 West Plano Parkway, Plano, Texas  75093
                --------------------------------------------
                  (Address of principal executive offices)

                           (  972  ) 732-6360
                           ------------------
                       (Issuer's telephone number)

---------------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                   if changed since last report)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,518,532 (as of April 9, 2003)

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

                      PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.













                   ENERGY & ENGINE TECHNOLOGY CORPORATION
                             AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS

               For the Period Ended March 31, 2003 and 2002



























                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                                                                     CONTENTS
-----------------------------------------------------------------------------


                                                                         Page
                                                                         ----

CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheets                                                            1
  Statements of Operations                                                  2
  Statements of Cash Flows                                                3-4


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               5-12





































                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEET

                                                      March 31, 2003 and 2002
-----------------------------------------------------------------------------

                                    ASSETS
                                    ------
                                                                   2003
                                                              -------------
CURRENT ASSETS
--------------
  Cash and cash equivalents                                   $       8,691
  Accounts receivable                                                 7,531
  Inventory                                                          22,530
  Prepaid expenses and other current assets                           4,195
                                                              -------------
      Total Current Assets                                           42,947
                                                              -------------

PROPERTY AND EQUIPMENT, Net                                         337,264
----------------------                                        -------------

      TOTAL ASSETS                                            $     380,211
                                                              =============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                 ----------------------------------------------

CURRENT LIABILITIES
-------------------
Accounts Payable and accrued expenses                         $     280,765
Accrued expenses officers                                           513,162
Notes payable, shareholder, net of debt
   discount of $41,733                                              301,267
                                                              -------------
      TOTAL CURRENT LIABILITIES                               $   1,095,194

STOCKHOLDERS' EQUITY/DEFICIENCY
-------------------------------
Common stock, $.001 par value, 100,000,000
   shares authorized, 25,25,498,532
   outstanding.                                                      25,498
Additional paid in capital                                        1,620,110
Accumulated deficit                                              (2,360,591)
                                                              -------------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                               (714,983)
                                                              -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  (DEFICIT) EQUITY                                            $     380,211
                                                              =============


The accompanying notes are an integral part of these financial statements.
                                    4

                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                           For the Three Months Ended March 31, 2003 and 2002
-----------------------------------------------------------------------------

                                                    2003             2002
                                                ------------      -----------
NET SALES                                       $     58,090      $        --
---------

COST OF SALES                                         22,460              866
-------------                                   ------------      -----------

    GROSS PROFIT                                      35,630             (866)

OPERATING EXPENSES
------------------
 General and administrative and
   selling expenses                                  339,779          198,418
 Stock based compensation                            106,350               --
                                                ------------      -----------

    TOTAL OPERATING EXPENSES                         446,129          198,418
                                                ------------      -----------

    OPERATING LOSS                                  (410,499)        (199,284)
                                                ------------      -----------

OTHER (EXPENSE) INCOME
----------------------
 Interest income                                          --              355
 Interest expense                                    (10,443)              --
 Loss on disposal of asset                                --               --
                                                ------------      -----------

    TOTAL OTHER (EXPENSE) INCOME                     (10,443)             355
                                                ------------      -----------

NET LOSS                                        $   (420,942)     $  (198,929)
                                                ============      ===========

NET LOSS PER COMMON SHARE:

BASIC AND DILUTED                               $      (0.02)     $     (0.02)
                                                ============      ===========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                       24,294,800       10,663,307
                                                ============      ===========


The accompanying notes are an integral part of these financial statements.

                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                                                     STATEMENTS OF CASH FLOWS

                           For the Three Months Ended March 31, 2003 and 2002
-----------------------------------------------------------------------------

                                                       2003         2002
                                                 --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net Loss                                         $  (420,942)   $  (198,929)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                        8,227         17,652
  Stock-based compensation                           106,350             --
  Amortization of debt discount                        4,973             --
 Changes in operating assets and liabilities:
  Accounts receivable                                 33,207             --
  Inventory                                           (5,717)            --
  Prepaid expenses and other current assets            4,211             --
  Accounts payables and accrued expenses             (14,282)       123,811
  Due to officers                                     85,189             --
                                                 -----------    -----------

     TOTAL ADJUSTMENTS                               222,158        141,463
                                                 -----------    -----------

     NET CASH USED IN OPERATING ACTIVITIES          (198,784)       (57,466)
                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Purchases of property and equipment                 (3,342)      (109,081)
 Proceeds from disposal of fixed asset                    --             --
                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Proceeds from notes payable, shareholders           113,000             --
 Proceeds from the issuance of stock                  70,000         79,000
                                                 -----------    -----------

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                      183,000         79,000
                                                 -----------    -----------

     NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                (19,126)       (87,547)
                                                 ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                                         STATEMENTS OF CASH FLOWS, Continued

                          For the Three Months Ended March 31, 2003 and 2002
----------------------------------------------------------------------------

                                                       2003         2002
                                                 --------------------------
CASH AND CASH EQUIVALENTS - Beginning            $     27,817   $   101,652
-------------------------                        ============   ===========

CASH AND CASH EQUIVALENTS - Ending               $      8,691   $    14,105
-------------------------                        ============   ===========


SUPPLEMENTAL DISCLOSURES FOR NON-CASH INVESTING AND CASH FINANCING
------------------------------------------------------------------
ACTIVITIES:
----------

 The Company issued warrants to purchase 160,000 shares of common stock in connection with notes payable, shareholder. The fair market value of the warrants granted using the Black-Scholes pricing model was $8,250 and was recorded as deferred debt discount. The company also issued 642,058 shares of the Company's common stock in connection with notes payable, shareholders. The fair market value of the common stock at issuance date was $33,603 and was also recorded as deferred debt discount.


The accompanying notes are an integral part of these financial statements.























                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 1 - Description of Business and Basis of Presentation
         -------------------------------------------------

  Financial Statements
  --------------------
  The condensed consolidated balance sheet of Energy & Engine Technology Corporation ("EENT" or the "Company") as of March 31, 2003, the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary in order to make the financial statements not misleading. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on form 10-KSB for the year ended December 31, 2002 and filed with the Commission.

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

  The Company, through its wholly owned subsidiaries, is the owner and operator of a natural gas gathering system located in Caddo Parish, Louisiana, and is a fixed base operator which services general aviation aircraft in Pagosa Springs, Colorado. During 2001, the Company abandoned the auctioning software it was developing for the Internet in the Bidder entity.

  The Company organized another wholly owned subsidiary Top Gun Marketing, Inc. ("Top Gun"), which was to be the developer and marketer of the Company's AXP 1000 auxiliary power generator for long haul trucks. Since inception, Top Gun has had no operations or activities.

  Acquisition
  -----------
  On September 7, 2001, the Company acquired 100% of the membership interests in Southern States Gas Gathering, LLC ("SSGG") for $153,828 in cash and
                                   8

                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
-----------------------------------------------------------------------------

NOTE 1 - Description of Business and Basis of Presentation, continued
         -------------------------------------------------

  common stock, which was recorded as an acquisition of assets. The assets acquired consisted primarily of an inactive 65 mile gas gathering system located in the Caddo Pine Island Field, Louisiana. Trailblazer Production Company, LLC ("Trailblazer"), acting as agent for Mees Pierson Unlimited ("Seller"), was an unrelated party at the time of the acquisition, and received a fee of $50,000 in cash plus common stock from the total purchase price for services rendered. Trailblazer (now inactive) was owned by the Company's Chief Executive Officer and Chief Financial Officer at the time of the acquisition.

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

  Going Concern and Management's Plan
  -----------------------------------
  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $420,942 during the three months ended March 31, 2003, resulting in an accumulated deficit of $2,360,591. The Company also has a working capital deficit of $1,052,247. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include the raising of cash through the issuance of debt or equity and increasing revenues. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

  Consolidation
  -------------
  The consolidated financial statements include the accounts of EENT and it's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
-----------------------------------------------------------------------------

NOTE 1 - Description of Business and Basis of Presentation, continued
         -------------------------------------------------

  Revenue Recognition
  -------------------

  Gas Gathering
  Revenue is recognized at the time the product is sold and made available to its customers.

  Fixed Base Operator
  Revenue is recognized at the time the services are performed and provided, or made available to its customers.

  Cash and Cash Equivalents
  -------------------------
  For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

  Inventory
  ---------
  Inventory consists of components of the AXP 1000 and aviation fuel and is valued at the lower of cost or market, cost is being determined using the first in/first-out basis.

  Research and Development
  ------------------------
  Research and development costs are expensed as incurred. Research and development costs for the three months ended March 31, 2003 and 2002 were $41,467 and $15,000, respectively and are included in selling, general and administrative expenses.

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

  Depreciation and Amortization
  -----------------------------
  Depreciation and amortization of furniture, fixtures and gas gathering equipment is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
-----------------------------------------------------------------------------

NOTE 1 - Description of Business and Basis of Presentation, continued
         -------------------------------------------------

  Net Loss per Share
  ------------------
  During the year ended December 31, 2001, the Company adopted the provision of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common
  stock and common stock equivalents outstanding at year-end.   Common
  stock equivalents have been excluded from the weighted-average shares for the three months ended March 31, 2003 and 2002, as inclusion is anti-dilutive. Potentially dilutive securities (warrants) of 670,000 and -0- are outstanding at March 31, 2003 and 2002, respectively.

  Use of Estimates in the Financial Statements
  --------------------------------------------
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassification
  ----------------
  Certain prior year amounts have been reclassified to conform with the current year's presentation.

  Business Segment
  ----------------
  During the year ended December 31, 2002, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of A Business Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in two segments (See Note 5). The Company's customers and operations are within the United States.

                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
-----------------------------------------------------------------------------

NOTE 2 - Notes Payable to Shareholders
         -----------------------------
  On July 9, 2002 the Company entered into a $50,000 note payable agreement with a stockholder, which accrues interest at 7% and is due July 9, 2003. In the event of default on the maturity date, the Company would be required to satisfy the note by issuing shares of the Company's common stock by dividing the principal balance due by 50% of the average ten day closing price of the Company's common stock preceding the maturity date. The balance outstanding under this note payable at March 31, 2003 was $50,000.

  On November 14, 2002, as part of a private placement offering a stockholder purchased a one quarter (1/4) unit for $5,000. This one quarter (1/4) unit consists of a $5,000 note payable which accrues interest at 10% and is due on November 14, 2003. The balance outstanding under this note payable at March 31, 2003 was $5,000.

  On November 29, 2002 as part of an investment agreement, the Company entered into a $25,000 note payable agreement with a stockholder, which accrues interest and 10% and is due in monthly installments through December 1, 2003. In the event of default on the monthly installments through the maturity date, the Company would be required to satisfy the note by recording a lien on the assets of Gas Gathering and its gas gathering system and assign all proceeds from gross revenues realized from the sale of gas and liquids from these operations until the note and all interest and default interest was paid in full. The balance outstanding under this note payable at March 31, 2003 was $18,000.

  On December 3, 2002 the Company entered into a $150,000 note payable agreement with a stockholder, which accrues interest at 10% and is due June 3, 2003. This note is secured by a lien on assets of Wind Dancer Aviation Services, Inc. The balance outstanding under this note payable at March 31, 2003 was $150,000.

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

                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
-----------------------------------------------------------------------------

NOTE 2 - Notes Payable to Shareholders, continued
         -----------------------------

  On March 11, 2003 and March 13, 2003 as part of investment agreements, the Company entered into two note payable agreements with a stockholder aggregating $45,000, which accrues interest at 10% and is due in monthly installments through April 2004. In the event of default on the monthly installments through the maturity date, the Company would be required to satisfy the note by recording a lien on the assets of Gas Gathering and its gas gathering system and shall assign all proceeds from gross revenues realized from the sale of gas and liquids from these operations until the note and all interest and default interest was paid in full. In connection with these investment agreements the Company issued 110,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through March 13, 2006. Also in connection with these investment agreements the Company issued an aggregate of 140,000 shares of the Company's common stock to the shareholder for consulting services.

  The fair market value of the 50,000 warrants issued on January 21, 2003 and the 110,000 warrants issued on March 14, 2003 approximated $8,250 estimated at the date of grant using the Black-Scholes option-pricing model. The fair market value of the 25,000 shares of the Company's common stock issued on January 21, 2003 and the 617,058 shares of the Company's common stock issued on March 14, 2003 approximated $33,603 estimated based on the average trading value of the stock. These amounts were recorded as increased to both additional paid in capital and deferred debt discount. The deferred debt discount will be amortized to interest expense over the life of the notes.

NOTE 3 - Common Stock
         ------------

  On January 17, 2003, in connection with a private offering, the Company sold 500,000 shares of common stock to an investor at $0.10 per share or $50,000. The Company also issued warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $0.25 expiring on January 16, 2005. In connection with a non-dilution provision with this investor, the investor's 4,000,000, share ownership in the Company is now non-dilutable for common stock issued by the Company beyond 20,000,000, or 20%. This non-dilution provision is effective until January 17, 2005 and does not include shares issued in a merger or acquisition that increases value and is approved by a majority of the stockholders of the Company. On March 21, 2003 382,942 shares of common stock (201,817 shares of which were accrued for at December 31, 2002) were issued to this investor in connection with the non-dilution provision.

  On January 21, 2003, the Company issued 260,000 shares of common stock valued at $28,600 to consultants for services to be provided.

  On January 21, 2003, the Company issued 500,000 shares of common stock valued at $55,000 to employees for services to be provided.

                                   13
                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
-----------------------------------------------------------------------------

NOTE 3 - Common Stock, continued
         ------------

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

NOTE 4 - Warrants
         --------

  On January 7, 2003 and January 17, 2003, the Company issued warrants to an investor to purchase 50,000 shares of the Company's common stock in connection with a unit offering. 25,000 of these warrants are exercisable at $0.10 and expire January 7, 2004 and 25,000 of these warrants are exercisable at $0.25 and expire January 17, 2005.

  On January 16, 2003, the Company issued warrants to an investor to purchase 50,000 shares of the Company's common stock exercisable at $0.25 in connection with a common stock offering (See Note 3). These warrants vest immediately and expires on January 16, 2005.

  On March 11, 2003 and March 13, 2003, the Company issued warrants to purchase 110,000 shares of the Company's common stock in connection with a note payable (See Note 2). 55,000 of these warrants are exercisable at $0.10 and expire March 11, 2006 and 55,000 of these warrants are exercisable at $0.10 and expire March 13, 2006.

  Transactions involving warrants are summarized as follows:

                                            Number          Weighted
                                             Of             Average
                                           Warrants       Exercise Price
                                          -------------------------------
  Balance - December 31, 2002               460,000                 $0.23

  Warrants issued during the period         210,000                 $0.15

  Balance - March 31, 2003                  670,000                 $0.19


  There were 670,000 warrants exercisable at March 31, 2003.

                                14

                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
-----------------------------------------------------------------------------

NOTE 5 - Segment Reporting
         -----------------

  The accounting policies of the segments are disclosed in the summary of significant accounting policies. There are no intersegment sales. The Company evaluates performance based on income of loss from operations.

  Summarized financial information concerning the Company's reportable segments is shown in the following table.

<CAPTION

                             Gas        Wind        General
                          Gathering    Dancer     Corporation	 Total
                          ------------------------------------------------
   For the Three Months Ended
       March 31, 2003
  Revenue                 $     910   $  57,180   $       --    $   58,090
                          =========   =========   ==========    ==========

  Operating loss          $ (10,533)  $ (34,131)  $ (365,835)   $ (410,499)
                          =========   =========   ==========    ==========

  Loss from continuing
    operations            $ (10,533)  $ (34,131)  $ (376,278)   $ (420,942)
                          =========   =========   ==========    ==========

  Capital Expenditures    $      --   $   2,722   $      620    $    3,342
                          =========   =========   ==========    ==========

  Total identifiable
    assets at
    March 31, 2003        $ 247,203   $ 116,430   $   16,578    $  380,211
                          =========   =========   ==========    ==========

   For the Three Months Ended
       March 31, 2002

  Revenue                 $      --   $      --   $       --    $       --
                          =========   =========   ==========    ==========

  Operating loss          $ (35,209)  $      --   $ (164,075)   $ (199,284)
                          =========   =========   ==========    ==========

  Loss from continuing
    operations            $ (35,209)  $      --   $ (163,720)   $ (198,929)
                          =========   =========   ==========    ==========

  Capital Expenditures    $ 109,081   $      --   $       --    $  109,081
                          =========   =========   ==========    ==========

                                     15

                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
-----------------------------------------------------------------------------

NOTE 6 - Other items
         -----------

  Securities and Exchange Commission Matter
  -----------------------------------------
  On February 10, 2003, the SEC Staff ("Staff") wrote the Company's counsel and indicated that it was prepared to recommend to the SEC that it institute proceedings against the Company and Mr. Willard McAndrew, Chairman, President, Chief Executive Officer and Director ("Mr. McAndrew") for violations of Sections 5(a) and 5(c) of the Securities Act of 1933.
  The focus of the investigation is on the Company's issuance of certain shares of its common stock in January 2002 pursuant to an S-8 registration statement. Pursuant to the Company's Counsel, the staff of the SEC agreed instead to recommend that the SEC accept an offer from the Company to accept a cease and desist order in settlement of administrative proceedings and not to institute proceedings against Mr. McAndrew. There can be no guarantees however that the SEC will accept the Staffs recommendation. These financial statements do not include any adjustments that might result should the SEC institute proceedings against the Company.

  Letter of Intent
  ----------------
  On March 7, 2003, the Company entered into a letter of intent which was subsequently amended on April 3, 2003, whereby the Company would sell 100% membership interest of Gas Gathering for $500,000 to American West Resources ("American West"). On May 8, 2003, the Company entered into a revised letter of intent with American West whereby the purchase price would be $500,000, if the closing occurs on or before November 1, 2003, $650,000 if the closing occurs between November 2, 2003 and May 1, 2004 and $800,000 if the closing occurs between May 2, 2004 and November 1, 2004. Upon closing the Company would also retain an 8% net profit interest in Gas Gathering as defined in the letter of intent. In the interim, American West will operate the system and receive all proceeds until November 1, 2003, with the Company receiving 50% of proceeds thereafter until closing. The President, Chief Executive Officer and majority shareholder of America West is the father in law of the Company's President and Chief Executive Officer. There can be no assurance that this sale will take place.

NOTE 7 - Subsequent Events
         ----------------

  Equity Transactions
  -------------------

  On April 2, 2003, the Company issued 25,000 shares of common stock valued at $1,500 to a consultant for services to be provided.

  On May 1, 2003, the Company issued 25,000 shares of common stock valued at $1,500 to a consultant for services to be provided.



                                  16


                                       ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                             AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
-----------------------------------------------------------------------------

NOTE 7 - Subsequent Events, continued
         ----------------

  Notes Payable
  -------------

  On April 21, 2003 as part of a debt financing agreement an investor purchased one unit for $10,000. This unit consists of a $10,000 note payable, which accrues interest at 20% per annum and is due on April 21, 2004 as well as 2,000 shares of the Company's restricted common stock.

  On April 22, 2003 as part of a debt financing agreement an investor purchased one unit for $10,000. This unit consists of a $10,000 note payable, which accrues interest at 20% per annum and is due on April 22, 2004 as well as 2,000 shares of the Company's restricted common stock.

  On April 22, 2003 as part of a debt financing agreement an investor purchased one unit for $10,000. This unit consists of a $10,000 note payable, which accrues interest at 20% per annum and is due on April 22, 2004 as well as 2,000 shares of the Company's restricted common stock.

  Equity Credit Line
  ------------------
  On April 7, 2003, the Company entered into term sheet with Cornell
  Capital Partners, LP ("Cornell") for a proposed $3,500,000 equity credit line. Under the terms of the agreement, Cornell shall commit to purchase $3,500,000 of the Company's common stock over a 24 month period after a registration of the shares has become effective. The purchase price of the common stock shall be 96% of the market price as defined in the agreement. At closing, the Company will be subject to a 4% commitment fee, which shall be in the form of a debenture which is convertible into the Company's common stock. The Company will also pay cash compensation equal to 6% of the gross proceeds of each purchase. There can be no assurances that this equity credit line will be funded.

















                                 17

Item 2. Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS
---------------------

As of March 31, 2002, Registrant had realized no revenues and as of March 31, 2003, Registrant had realized minimal revenues. Registrant realized its first revenues in March 2002 in the amount of $556.00 for the month and its further revenues were very disappointing based on its projections. The reasons were due to its challenges with its Gas Gathering System as follows: Its original gas purchaser, Prism, was shut down approximately six weeks during the first three quarters of 2002. Registrant then attempted to sell its gas to Koch/Gulf South through an intermediary, Metro Energy, which is located in the Caddo Pine Island Field, but Metro lacked sufficient equipment to process the gas. Unfortunately, Registrant was not able to sell directly to Koch due to the amount of capital required to be able to install and run the necessary equipment. Consequently, the system was shut down during the first quarter of 2003.

Therefore, Registrant had determined on February 18, 2003 that its best course of action was to attempt to sell the Gas Gathering System. During the first quarter of 2003, Registrant approached in excess of six different parties to locate a purchaser. It only identified one interested party (American West Resources, Inc. of Fort Worth, TX ("American West")) with which it had a letter of intent to sell the System for a purchase price of $500,000. Pursuant to a letter of intent, dated March 7, 2003, American West was entitled to a 30 day exclusive period in which to post a $50,000 non refundable deposit to purchase the System, with closing no later than 90 days from March 7, 2003. On April 3, 2003, Registrant signed an amendment to the letter of intent to extend the exclusive period to expire no later than 60 days from March 7, 2003, but the closing date of 90 days from March 7, 2003 still remains. As of May 7, 2003, American West has not been able to pay the $50,000 deposit, so the Letter of Intent has been terminated.

On May 8, 2003, Registrant entered into a revised transaction with American West. Pursuant to a letter of intent executed, American West has agreed to purchase Gas Gathering Enterprises for a purchase price of $500,000, if closing is on or before November 1, 2003, $650,000 if between November 2, 2003 and May 1, 2004, and $800,000 if between May 2, 2004 and November 1, 2004. In the interim, American West will operate the system and receive all proceeds until November 1, 2003, with EENT receiving 50% of proceeds thereafter until closing. Upon closing, EENT will retain an 8% net profits interest in perpetuity. American West will operate the system and make improvements at its own expense.

Registrant had a net loss of $198,929 at March 31, 2002 and of $420,942 for the quarter ended March 31, 2003, resulting in a net loss per share of $0.02 and $.02 respectively.

Selling, general and administrative expenses at March 31, 2002 and March 31, 2003 were $198,418 and $339,779 respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During 2002 and the first quarter of 2003, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $680,000 and $183,000, respectively, which was the balance of proceeds raised in several private Section 4(2) stock sales and note payable agreements.
                                 18

Registrant believes that its existing cash balance and future operating cash flows may not be sufficient for near term operating needs unless it is able to quickly and consistently expand its operations and is exploring various opportunities to raise additional capital. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its business operations.

Our independent auditors have noted in their report on our 2002 financial statements that there are existing uncertain conditions including the net loss the Company incurred in the amount of $1,680,989 during the year ended December 31, 2002 and the working capital deficit of $854,392 that existed at the balance sheet date. During the first quarter of 2003, the Company incurred a net loss of $420,942 and a working capital deficit of $1,052,247. These conditions raise substantial doubt as to our ability to continue as a going concern.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

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

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

(a) On January 21, 2003 as part of a private placement an investor purchased one unit for $25,000. This unit consists of a $25,000 note payable which accrues interest at 10% and is due on January 7, 2004 as well as 25,000 shares of the Company's common stock plus 25,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through January 7, 2004 plus 25,000 warrants to purchase the Company's common stock at an exercise price of $0.25 per warrant exercisable through January 7, 2005.

(b) On March 14, 2003 the Company issued a non-interest bearing note payable for $50,000. This note payable will be repaid to the stockholder upon a potential funding by an investment company or if such funding does not take place then the note will be repaid from any potential future net profits from the Company's sale of AXP 1000 power generators. In connection with this note the Company also issued 617,058 shares of the Company's common stock.

(c) On March 11, 2003 and March 13, 2003 as part of investment agreements, the Company entered into two note payable agreements with a stockholder aggregating $45,000, which accrues interest at 10% and is due in monthly installments through April 2004. In the event of default on the monthly installments through the maturity date, the Company would be required to satisfy the note by recording a lien on the assets of Gas Gathering and its gas gathering system and shall assign all proceeds from gross revenues realized from the sale of gas and liquids from these operations until the note and all interest and default interest was paid in full. In connection with these investment agreements the Company issued 110,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through March 13, 2006. Also in connection with these investment agreements the Company issued an aggregate of 140,000 shares of the Company's common stock to the shareholder for consulting services.

(d) On January 17, 2003, in connection with a private offering, the Company sold 500,000 shares of common stock to an investor at $0.10 per share or $50,000. The Company also issued warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $0.25 expiring on January 16, 2005. In connection with a non-dilution provision with this investor (See Note 2), the investors 4,000,000, share ownership in the Company is now non-dilutable for common stock issued by the Company beyond 20,000,000, or 20%. This non-dilution provision is effective until January 17, 2005 and does not include shares issued in a merger or acquisition that increases value and is approved by a majority of the stockholders of the Company. On March 21, 2003 382,942 shares of common stock were issued to this investor in connection with the non-dilution provision.

(e) On January 21, 2003, the Company issued 260,000 shares of common stock valued at $28,600 to consultants for services to be provided.

(f) On January 21, 2003, the Company issued 500,000 shares of common stock valued at $55,000 to employees for services to be provided.

(g) On January 22, 2003, in connection with a private offering, the Company sold 100,000 shares of common stock to an investor at $0.20 per share or $20,000. The Company also issued an additional 100,000 shares of common stock valued at $11,000 to this investor for consulting services to be provided.

(h) On March 5, 2003, the Company issued 50,000 shares of common stock valued at $3,000 to consultants for services to be provided.

(i) On March 13, 2003, the Company issued 25,000 shares of common stock valued at $1,750 to an employee for services to be provided.

(j) On January 7, 2003 and January 17, 2003, the Company issued warrants to an investor to purchase 50,000 shares of the Company's common stock in connection with a unit offering. 25,000 of these warrants are exercisable at $0.10 and expire January 7, 2004 and 25,000 of these warrants are exercisable at $0.25 and expire January 17, 2005.

(k) On January 16, 2003, the Company issued warrants to an investor to purchase 50,000 shares of the Company's common stock exercisable at $0.25 in connection with a common stock offering (See Note 3). These warrants vest immediately and expires on January 16, 2005.

(l) On March 11, 2003 and March 13, 2003, the Company issued warrants to purchase 110,000 shares of the Company's common stock in connection with a note payable (See Note 2). 50,000 of these warrants are exercisable at $0.10 and expire March 11, 2006 and 50,000 of these warrants are exercisable at $0.10 and expire March 13, 2006.

     Transactions involving warrants are summarized as follows:

                                            Number          Weighted
                                             Of             Average
                                           Warrants       Exercise Price
                                          -------------------------------
  Balance - December 31, 2002               460,000                 $0.23

  Warrants issued during the period         210,000                 $0.15

  Balance - March 31, 2003                  670,000                 $0.19



     There were 670,000 warrants exercisable at March 31, 2003.

(m) On April 2, 2003, the Company issued 25,000 shares of common stock valued at $1,500 to a consultant for services to be provided.

(n) On May 1, 2003, the Company issued 25,000 shares of common stock valued at $1,500 to a consultant for services to be provided.

(o) On April 21, 2003 as part of a debt financing agreement an investor purchase one unit for $10,000. This unit consists of a $10,000 note payable, which accrues interest at 20% per annum and is due on April 21, 2004 as well as 2,000 shares of the company common stock.

(p) On April 22, 2003 as part of a debt financing agreement an investor purchase one unit for $10,000. This unit consists of a $10,000 note payable, which accrues interest at 20% per annum and is due on April 22, 2003 as well as 2,000 shares of the Company common stock.

(q) On April 22, 2003 as part of a debt financing agreement an investor purchase one unit for $10,000. This unit consists of a $10,000 note payable, which accrues interest at 20% per annum and is due on April 22, 2003 as well as 2,000 shares of the Company common stock.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters  to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

(a) On May 7, 2003, Registrant's Board of Directors, by unanimous written consent, passed a resolution amending Registrant's Bylaws to move the date of it Annual meeting of Shareholders from April to November and decreed the occurrence of an Annual meeting in November 2003.

Item 6. Exhibits and Reports on Form 8-K.

(a) Registrant's Form 8-K, filed on March 24, 2003 is incorporated herein in its entirety.

(b) Registrant's Form 8-K/A, filed on March 24, 2003 is incorporated herein in its entirety.

(c) Registrant's Form 8-K/A, filed on March 26, 2003 is incorporated herein in its entirety.

(d) Registrant's Form 8-K, filed on April 9, 2003 is incorporated herein in its entirety.

(e)  Exhibit 99.1.  Section 906 Certification.

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  /s/ Willard G. McAndrew, III
                               ----------------------------------
                             Energy & Engine Technology Corporation

Date:  May 15, 2003               /s/ Willard G. McAndrew, III
                               ----------------------------------
                                   Willard G. McAndrew, III

Date:  May 15, 2003                   /s/ Roger N. Wurtele
                               ----------------------------------
                                       Roger N. Wurtele

*Print the name and title of each signing officer under his signature.

CERTIFICATIONS*

I, Willard G. McAndrew, III certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Energy & Engine Technology Corporation;

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

Date: May 15, 2003

/s/ Willard G. McAndrew, III
----------------------------
Willard G. McAndrew, III
Chief Executive Officer

I, Roger N. Wurtele certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Energy & Engine Technology Corporation;

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

Date: May 15, 2003

/s/ Roger N. Wurtele
Roger N. Wurtele
Chief Financial Officer