Form 10QSB/A
period 2002-09-30
ENERGY & ENGINE TECHNOLOGY CORP
filed 2003-07-21
CIK 1121811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

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

For the three months ended September 30, 2002, Registrant had generated revenues of $19,681 as compared to $1,927 for the same period in 2001, but has not expended any significant amount of money for research and development. For the nine months ended September 30, 2002, Registrant generated $48,840 in revenue, as opposed to $2,513 for the same period in 2001. During the next
12 months, Registrant intends to spend approximately $50,000 on advertising, marketing and promotion of its services.

Liquidity and Capital Resources
--------------------------------

Registrant's working capital consists primarily of cash in the bank it has received from sales of its equity securities. As of September 30, 2002, Registrant had a total of $51,650 of cash in the bank; $1,255 of accounts receivable; $0 in prepaid expenses and deposits; and $356,203 in gas gathering plant, equipment and furniture. Registrant had a total of $233,865 in outstanding accounts payable and a total of $454,135 in current liabilities (including accounts payable). As of December 31, 2001, Registrant had a total of $101,652 of cash in the bank; $0 of accounts receivable; $0 in prepaid expenses and deposits; and $172,086 in gas gathering plant, equipment and furniture. Registrant had a total of $31,570 in outstanding accounts payable and a total of $31,570 in current liabilities (including accounts payable). Registrant does not intend to spend any significant amounts of its working capital on capital expenditures during the next 12 months unless sufficient capital is raised.

Results of Operations
-----------------------

For the three month period ended September 30, 2002, Registrant incurred a net operating loss of $565,034, which was comprised of general and administrative expenses and expenses of the gas gathering system, as opposed to $45,812 for the same period in 2001. The net operating loss for the 9 months ending September 30, 2002 is $1,086,643, as compared to $89,893 during the same
period in 2001.   $169,586 of the net operating loss is due to equity issued to officers and employees for compensation.

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


/s/ Roger N. Wurtele
Name: Roger N. Wurtele
Title: Chief Financial Officer
As of July 21, 2003


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

Date: 07/21/03

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

Date: 07/21/03

/s/ Roger N. Wurtele
Roger N. Wurtele
Chief Financial Officer