Form 10KSB/A
period 2002-12-31
ENERGY & ENGINE TECHNOLOGY CORP
filed 2003-07-21
CIK 1121811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):  Yes ; No X
                                  1

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
----------------------

As of December 31, 2002, Registrant had realized minimal revenues of $99,257, as opposed to $0 in 2001. Registrant realized its first revenues in March 2002 in the amount of $556.00 for the month and its further revenues were very disappointing based on its projections. The reasons were due to its challenges with its Gas Gathering System as discussed in
Item 1. above which was the sole source of revenue generated in 2002. Expenses for the year ended December 31, 2002 were $1,688,934, as opposed to $26,300 for the year ended December 31, 2001. The reason for the increase in expenses was that Registrant commenced operations in 2002 on a full blown basis. Of the $1,688,934, $1,218,306 was due to selling, general and administrative expenses, with $110,143 in product development, $121,285 in Gas Gathering System operating expenses, and $625,000 in officer salaries (approximately $420,000 of which is accrued and not paid).

As the closing of the purchase of the Fixed Base of Operations and beginning of operations occurred in early December, 2002, the operations were very limited and consisted mostly of fuel sales. The FBO was close to break even as expenses exceed revenues by a very small amount.

The activities management took to record expenses consisted mostly of development of the Gas Gathering System (including addition of 7 miles to the System), development of its AXP 1000 product and acquisition and commencement of the Fixed Base of Operations business. Management also spent significant time on fund raising activities.

A review of cash flows from operating activities shows net cash used in 2002 of $564,284, as opposed to $146,567 in 2001. The net cash used in 2002 in operating activities resulted from operating expenses, less amounts mainly for stock based compensation, accounts payable and accrued expenses, and accrued expenses, officers. A review of cash flows from investing activities shows $189,551 in 2002 as opposed to $178,650 in

2001. The main categories in 2002 consisted mainly of investment by Registrant of funds into its subsidiary, Wind Dancer Aviation Services, Inc., for the purchase of the Fixed Base of Operations and additional capital expenditures for Wind Dancer. A review of cash flows from financing activities shows $680,000 in 2002, as opposed to $380,000 in 2001. In 2002 financing activities consisted of $230,000 in proceeds from notes payable, stockholders, and $450,000 from proceeds from the issuance of common stock. Items 5 and 12 detail this financing activity.

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

General
Counsel
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


--------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                Owner                      Beneficial     of Class
                                           Ownership
--------------------------------------------------------------------

Common Stock    Willard G. McAndrew III    2,927,604 (D)    13.16%
                5308 W. Plano Parkway
                Plano, Texas 75093

Common Stock    Roger N. Wurtele           2,339,604 (D)    10.52%
                5308 W. Plano Parkway
                Plano, Texas 75093


Common Stock    Jolie G. Kahn              1,192,362 (D)     5.36%
                5308 W. Plano Parkway
                Plano, Texas 75093

Common Stock    Mark Whittaker               550,000 (D)     2.47%
                5308 W. Plano Parkway
                Plano, Texas 75093
                                   19

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

                                   20

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

                                   21

on March 23, 2001, Form 8-K, filed on August 29, 2001, and Form 8-K, filed on December 17, 2001, and Form 8-K filed on December 4, 2002.

Exhibit Number        Description                                Page
---------------       -----------                                ----
   3(i)  *            Articles of Incorporation
   3(i)  *            Amendment to Articles of Inc.
   3(ii) *            Bylaws
   3(ii)              Amendment to Bylaws                         54
   4                  Reaffirmation Agreement                     55
   10                 Promissory Note and Security Agreement      58
   10                 Fixed Base Operator Agreement and Lease     62
   99(i) *            Consulting Plan
   99(ii)*            Purchase and Sale Agreement
   99(iii)*           Consulting Plan
   99(iv)             906 Consent                                 94


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

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
                                   22

                          SIGNATURES
                          ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Energy & Engine Technology Corporation

Dated:  July 21, 2003    By:/s/  Willard G. McAndrew III
                          President, CEO and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

By: /s/ Willard G. McAndrew III
        President, Chief Executive
        Officer and Chairman of the Board

Dated:  July 21, 2003

By: /s/ Roger Wurtele
        Vice President, Secretary, Chief
        Financial Officer and Director

Dated:  July 21, 2003

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

Date: July 21, 2003

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

Date: July 21, 2003

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
-------                                  ==========     ========    ==========    ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                    33

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             For The Years Ended December 31, 2002 and 2001
---------------------------------------------------------------------------

                                                  2002             2001
                                              -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                      $ (1,680,989)    $   (215,201)
                                              ------------     ------------
 Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation                                     17,488            7,128
   Stock-based compensation                        470,628               --
   Amortization of debt discount                     1,097               --
   Loss on disposal of asset                         2,000           30,309
 Changes in operating assets and
  liabilities:
   Accounts receivable                             (40,738)              70
   Inventory                                       (16,813)              --
   Prepaid expenses and other current assets        (8,407)             627
   Accounts payables and accrued expenses          263,477           30,500
   Accrued expenses, officers                      427,973               --
                                              ------------     ------------
     TOTAL ADJUSTMENTS                           1,116,705           68,634
                                              ------------     ------------
     NET CASH USED IN OPERATING ACTIVITIES        (564,284)        (146,567)
                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Purchases of property and equipment              (191,551)        (178,650)
 Proceeds from disposal of fixed asset               2,000               --
                                              ------------     ------------

     NET CASH USED IN INVESTING ACTIVITIES        (189,551)        (178,650)
                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Proceeds from notes payable, stockholders         230,000               --
 Proceeds from the issuance of common stock        450,000          380.000
                                              ------------     ------------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                   680,000          380,000
                                              ------------     ------------
     NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                             (73,835)          54,783
                                              ------------     ------------

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



 Non-cash investing and financing activities:

 On September 7, 2001, the Company issued 3,827,621 shares of Common Stock, valued at $3,828, in connection with the acquisition of a 100% membership interest in SSGG (see Note 1).

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