Form 10QSB
period 2003-06-30
ENERGY & ENGINE TECHNOLOGY CORP
filed 2003-08-14
CIK 1121811

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
                              Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2003
                                 --------------

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _________________

                      Commission file number     0-32129
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

                                   1


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,513,623 (as of August 13, 2003)

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

                      PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES


                                                                    CONTENTS
----------------------------------------------------------------------------





                                                                       Page
                                                                       ----

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Condensed Consolidated Balance Sheet                                  1-2
  Condensed Consolidated Statements of Operations                         3
  Condensed Consolidated Statements of Cash Flows                       4-5


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                   6-18



















                                   2

                                     ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                           AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                                (UNAUDITED)

                                                              June 30, 2003
---------------------------------------------------------------------------

                                 ASSETS
                                 ------
CURRENT ASSETS
--------------
Cash and cash equivalents                                      $   11,399
Accounts receivable                                                 7,634
Inventory                                                          88,865
Prepaid expenses and other current assets                         117,018
Deferred offering costs                                           140,000
                                                               ----------

  Total Current Assets                                         $  364,916

PROPERTY AND EQUIPMENT, Net                                       345,370
----------------------

OTHER ASSETS
------------
Intangible assets, net                                              7,375
                                                               ----------

    TOTAL ASSETS                                               $  717,661
                                                               ==========




The accompanying notes are an integral part of these financial statements

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                                 (UNAUDITED)

                                                               June 30, 2003
----------------------------------------------------------------------------


                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                  ----------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable and accrued expenses                          $  395,787
Accrued expenses officer                                          595,945
Current maturities of note payable                                  8,078
Convertible debenture payable                                     130,000
Notes payable, stockholders, net of debt
discount, of $66,666                                              429,084
                                                               ----------

  Total Current Liabilities                                    $1,558,894

OTHER LIABILITIES
-----------------
Note payable, less current maturities                              19,419
                                                               ----------

  TOTAL LIABILITIES                                             1,578,313

STOCKHOLDERS' DEFICIENCY
------------------------
Common stock, $.001 par value, 100,000,000
shares authorized, 29,687,194 shares
issued and outstanding                                             29,687
Additional paid-in capital                                      1,822,062
Accumulated deficiency                                         (2,712,401)
                                                               ----------

TOTAL STOCKHOLDERS' DEFICIENCY                                   (860,652)
                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                                                    $   717,661
                                                              ===========



The accompanying notes are an integral part of these financial statements





                                   4
                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (UNAUDITED)

            For the Three Months and Six Months Ended June 30, 2003 and 2002
----------------------------------------------------------------------------

                         Three Months Ended             Six Months Ended
                    June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002
                    ----------------------------------------------------------
NET SALES           $      50,966 $       28,804  $     109,056  $      28,804
---------
COST OF SALES              18,926         21,408         41,386         22,274
-------------       -------------  -------------  -------------  -------------
  GROSS PROFIT             32,040          7,396         67,670          6,530

OPERATING EXPENSES
------------------
Selling, general and
  administrative
  expenses                343,214        329,413        682,993        527,831
Stock based
  compensation             26,750             --        133,100             --
                    -------------  -------------  -------------  -------------
  TOTAL OPERATING
  EXPENSES                369,964        329,413        816,093        527,831
                    -------------  -------------  -------------  -------------
  OPERATING LOSS    $    (337,924) $    (322,017) $    (748,423) $    (521,301)

OTHER (EXPENSE) INCOME
----------------------
Interest income     $          --  $          --  $          --  $         355
Interest expense          (13,886)          (663)       (24,329)          (663)
                    -------------  -------------  -------------  -------------
  TOTAL OTHER EXPENSE     (13,886)          (663)       (24,329)          (308)
                    -------------  -------------  -------------  -------------
  NET LOSS          $    (351,810) $    (322,680) $    (772,752) $    (521,609)
                    =============  =============  =============  =============
NET LOSS PER COMMON SHARE:
--------------------------
Basic and Diluted   $       (0.01) $       (0.03) $       (0.03) $       (0.05)
                    =============  =============  =============  =============
WEIGHTED AVERAGE COMMON
-----------------------
 SHARES OUTSTANDING $  26,011,169  $  10,982,045  $  25,193,035  $  10,670,629
 ------------------ =============  =============  =============  =============

The accompanying notes are an integral part of these financial statements
                                   5

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (UNAUDITED)

                             For the Six Months Ended June 30, 2003 and 2002
----------------------------------------------------------------------------

                                              2003             2002
                                       -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                               $    (772,752)    $    (521,609)
                                       -------------     -------------
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
 Depreciation and amortization                17,405            35,308
 Stock-based compensation                    133,100                --
 Amortization of debt discount                 6,830                --
Changes in operating assets and
  liabilities:
 Accounts receivable                          33,104           (16,668)
 Inventory                                   (10,552)               --
 Prepaid expenses and other
  current assets                            (108,611)               --
 Accounts payables and accrued
  expenses                                   100,740           224,762
 Accrued expenses, officers                  167,972                --
                                       -------------     -------------
   TOTAL ADJUSTMENTS                         339,988           243,402
                                       -------------     -------------
   NET CASH USED IN OPERATING
    ACTIVITIES                              (432,764)         (278,207)
                                       -------------     -------------
CASH FLOWS FROM IN INVESTING ACTIVITIES
---------------------------------------
Purchases of property and equipment          (20,501)         (107,169)
                                       -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from notes payable,
  stockholders, net                          239,941                --
Proceeds from notes payable, net              27,497                --
Proceeds from the issuance of common
  stock                                      169,409           304,700
                                       -------------     -------------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                             $     436,847     $     304,700
                                       -------------     -------------

The accompanying notes are an integral part of these financial statements

                                     6
                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED STATEMENTS OF
                                                       CASH FLOWS, Continued
                                                                 (UNAUDITED)

                             For the Six Months Ended June 30, 2003 and 2002
----------------------------------------------------------------------------

                                              2003             2002
                                       -------------------------------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                       $     (16,418)    $     (80,676)

CASH AND CASH EQUIVALENTS - Beginning         27,817           101,652
-------------------------              -------------     -------------

CASH AND CASH EQUIVALENTS - Ending     $      11,399     $      20,976
-------------------------              =============     =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

Cash paid during the period for:

Interest                               $      13,631     $          --
Income taxes                           $          --     $          --


Non-cash investing and financing activities:

     The Company issued warrants to purchase 360,000 shares of common stock in connection with certain notes payable, stockholders. The fair market value of the warrants granted using the Black-Scholes pricing model was $37,252 and was recorded as deferred debt discount.

     The Company issued 668,058 shares of the Company's common stock in connection with notes payable, stockholders. The fair market value of the common stock at issuance date was $37,005 and was recorded as deferred debt discount.

     In connection with an asset purchase agreement, the Company issued 300,000 shares of the Company's common stock and a $30,000 promissory note. The fair market value of the common stock issued on the date of the agreement was $39,000.


The accompanying notes are an integral part of these financial statements

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

NOTE 1 - Description of Business and Basis of Presentation
         -------------------------------------------------

  Financial Statements
  --------------------
  The condensed consolidated balance sheet of Energy & Engine Technology Corporation ("EENT" or the "Company"), as of June 30, 2003, the related condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002, included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary in order to make the financial statements not misleading. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on form 10-KSB for the year ended December 31, 2002 and filed with the Commission.

  Organization and Principal Business Activity
  --------------------------------------------
  EENT was incorporated under the name Bidder Communications, Inc. in Nevada on November 16, 1999. It changed its name from Bidder
  Communications, Inc ("Bidder") to Energy & Engine Technology Corporation on December 5, 2001.

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

  The Company organized another wholly owned subsidiary Top Gun Marketing, Inc. ("Top Gun"), which will be the developer and marketer of the Company's AXP 1000 auxiliary power generator for long haul trucks. Since inception, Top Gun has had no operations and there have been no sales of the AXP 1000 power generators.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
----------------------------------------------------------------------------

NOTE 1 - Description of Business and Basis of Presentation, continued
         -------------------------------------------------

  Acquisition
  -----------
  On September 7, 2001, the Company acquired 100% of the membership interests in Southern States Gas Gathering, LLC ("SSGG") for $153,828 in cash and common stock, which was recorded as an acquisition of assets. The assets acquired consisted primarily of an inactive 65-mile gas gathering system located in the Caddo Pine Island Field, Louisiana. Trailblazer Production Company, LLC ("Trailblazer"), acting as agent for Mees Pierson Unlimited ("Seller"), was an unrelated party at the time of the acquisition, and received a fee of $50,000 in cash plus common stock from the total purchase price for services rendered. Trailblazer (now inactive) was owned by the Company's Chief Executive Officer and Chief Financial Officer at the time of the acquisition.

  As part of the acquisition, the Company had also acquired from Seller (through its agent, Trailblazer), GlobalSat Technology data. In exchange for this data, the Company issued Trailblazer and Seller an option to acquire up to 25% of its interest in SSGG (the "Option"), which the Company deemed to have a nominal value. The Seller and Trailblazer had also retained a 6% royalty on gross income of SSGG (the "Royalty"). The Company also agreed that Trailblazer's and the Seller's ownership in the Company would not dilute for 2 years ("Non Dilution Agreement"). On August 5, 2002, the Agreement was amended as follows: 1) The GlobalSat Technology was returned to the Seller in exchange for the termination of the Option by Seller; 2) The Royalty was terminated and instead it was agreed that Seller would retain a 2% royalty on gross income of SSGG; and 3) the Non Dilution Agreement was terminated in exchange for 1,000,000 shares of the Company's common stock valued at $40,000 issued to the Seller. As of December 31, 2001, Trailblazer had relinquished all rights to the Royalty, the Non Dilution Agreement and the Option.

  Going Concern and Management's Plan
  -----------------------------------
  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $772,752 during the six months ended June 30, 2003, resulting in an accumulated deficit of $2,712,401. As of June 30, 2003, the Company also had a working capital deficit of $1,193,978. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include the raising of cash through the issuance of debt or equity and increasing revenues. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
----------------------------------------------------------------------------

NOTE 1 - Description of Business and Basis of Presentation, continued
         -------------------------------------------------

  Consolidation
  -------------
  The consolidated financial statements include the accounts of EENT and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition
  -------------------

  Gas Gathering
  Revenue is recognized at the time the product is sold and made available to its customers based on the agreement with American West (see Note 8).

  Fixed Base Operator
  -------------------
  Revenue is recognized at the time the services are performed and provided, or made available to its customers.

  Cash and Cash Equivalents
  -------------------------
  For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

  Inventory
  ---------
  Inventory consists of aviation fuel, parts and materials and is valued at the lower of cost or market, cost is being determined using the first in /first-out basis.

  Research and Development
  ------------------------
  Research and development costs are expensed as incurred. Research and development costs for the six months ended June 30, 2003 and June 30, 2002 were $55,973 and $39,777, respectively, and are included in selling, general and administrative expenses.

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

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
----------------------------------------------------------------------------
NOTE 1 - Description of Business and Basis of Presentation, continued
         -------------------------------------------------
  Depreciation and Amortization
  -----------------------------
  Depreciation and amortization of furniture, fixtures and gas gathering equipment is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

  Net Loss per Share
  ------------------
  During the year ended December 31, 2001, the Company adopted the provision of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding
  at year-end.   Common stock equivalents have been excluded from the
  weighted-average shares for the three and six months ended June 30, 2003 and 2002, as inclusion is anti-dilutive. Potentially dilutive securities (warrants) of 870,000 and -0- are outstanding at June 30, 2003 and 2002, respectively.

  Use of Estimates in the Financial Statements
  --------------------------------------------
  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassification
  ----------------
  Certain prior year amounts have been reclassified to conform to the current year's presentation.

  Business Segment
  ----------------
  During the year ended December 31, 2002, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in two segments (See Note 7). The Company's customers and operations are within the United States.
                                   11

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
----------------------------------------------------------------------------
NOTE 1 - Description of Business and Basis of Presentation, continued
         -------------------------------------------------

  New Accounting Pronouncements
  -----------------------------
  In May 2003, the FASB issued SFAS NO. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable numbers of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the impact that the adoption of SFAS No. 150 will have on its consolidated financial position or results of operations.

NOTE 2 - Equity Line of Credit
         ---------------------

  On May 1, 2003, the Company entered into an equity line of credit with Cornell Capital Partners, LP ("Cornell") for a proposed $3,500,000 equity credit line. Under the terms of the agreement, Cornell shall commit to purchase up to $3,500,000 of the Company's common stock over a 24-month period after an effective registration of the shares has become effective. The purchase price of the common stock shall be 96% of the market price as defined in the agreement. The Company will also pay cash compensation equal to 6% of the gross proceeds of each purchase. At closing the Company issued a 5% convertible debenture in the amount of $130,000 due May 1, 2006. The debenture plus accrued interest is convertible at Cornell's option into shares of the Company's common stock at a conversion price equal to 100% of the closing bid price as defined in the agreement triggered on the conversion date, with a limitation on principal amount convertible at any one time based on a minimum stock price. The debenture is for full satisfaction of fees and expenses and is fully earned by Cornell upon entering into the equity credit line agreement. There can be no assurances that an effective registration statement will be declared and therefore the equity credit line funded.

  Also in connection with this agreement the Company issued 178,571 shares of common stock for placement agent fees valued at $10,000.

NOTE 3 - Notes Payable to Shareholders
         -----------------------------

  On January 21, 2003 as part of a private placement an investor purchased one unit for $25,000. This unit consists of a $25,000 note payable which accrues interest at 10% and is due on January 7, 2004 as well as 25,000 shares of the Company's common stock plus 25,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through January 7, 2004 plus 25,000 warrants to purchase the

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
----------------------------------------------------------------------------

NOTE 3 - Notes Payable to Shareholders, continued
         -----------------------------

  Company's common stock at an exercise price of $0.25 per warrant exercisable through January 7, 2005. The balance outstanding under this note payable at June 30, 2003 was $25,000.

  On March 14, 2003 the Company issued a non-interest bearing note payable for $50,000. This note payable will be repaid to the stockholder upon a potential funding by an investment company or if such funding does not take place then the note will be repaid from any potential future net profits from the Company's sale of AXP 1000 power generators. In connection with this note the Company also issued 617,058 shares of the Company's common stock. The balance outstanding under this note payable at June 30, 2003 was $50,000.

  On November 29, 2002, March 11, 2003 and March 13, 2003 as part of investment agreements, the Company entered into three note payable agreements with a stockholder aggregating $70,000, which accrues interest at 10% and was due in monthly installments through April 2004. On June
  19, 2003 Company amended the agreements to extend the due date to October 1, 2003. Under the terms of the amended agreement the Company would repay the notes upon a potential funding from an investment company or paid through revenues from the Company's gas gathering systems. In the event of default, the Company would be required to satisfy the note by recording a lien on the assets of Gas Gathering and its gas gathering system and shall assign all proceeds from gross revenues realized from the sale of gas and liquids from these operations until the note and all interest and default interest was paid in full. In connection with these investment agreements the Company issued 110,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through March 13, 2006, which was subsequently extended based on the amended agreement until September 1, 2008. The Company also issued an additional 50,000 warrants based on the amended agreement with an exercise price of
  $0.10 per warrant through September 1, 2008.   Also in connection with
  these investment agreements the Company issued an aggregate of 140,000 shares of the Company's common stock valued at $7,000 to the shareholder for consulting services. The balance outstanding under these notes payable at June 30, 2003 was $60,750

  During the second quarter, 2003 as part of a private placement offering investors purchased 10 units for an aggregate of $100,000. Each unit consists of a $10,000 note payable, which accrues interest at 20% and is due in twelve months as well as 2,000 shares of the Company's common stock. The balance outstanding under these notes payable at June 30, 2003 was $100,000. As an incentive to certain investors an additional 6,000 shares were issued in connection with this offering.

  On May 27, 2003 the Company entered into a $25,000 note payable agreement with a stockholder. This note payable will be repaid to the stockholder in the amount of $30,000, upon a potential funding by an investment company.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
----------------------------------------------------------------------------
NOTE 3 - Notes Payable to Shareholders, continued
         -----------------------------

  In connection with this note the Company also issued 150,000 warrants to purchase the Company's common stock at an exercise price of $0.01 per warrant exercisable through May 27, 2005. The balance outstanding under this note payable at June 30, 2003 was $25,000.

  On June 26, 2003, in connection with an asset purchase agreement, the Company issued a note payable in the amount of $30,000 due in three equal installments of $10,000 beginning every thirtieth day after the date of agreement plus 300,000 shares of the company's common stock valued at $39,000.

  During the second quarter ended June 30, 2003, the Company entered into an agreement with a stockholder to extend the due date of a note payable dated December 3, 2002 from June 3, 2003 to December 31, 2004. The outstanding balance relating to this note payable at June 30, 2003 was $150,000.

  The fair market value of the 50,000 warrants issued on January 21, 2003, 110,000 warrants issued on March 14, 2003, and subsequently extended, 150,000 warrants issued on May 27, 2003 and the 50,000 warrants issued on June 19, 2003 is approximated $37,252 estimated at the date of grant using the Black-Scholes option-pricing model. The fair market value of the 25,000 shares of the Company's common stock issued on January 21, 2003, 617,058 shares of the Company's common stock issued on March 14, 2003, and 26,000 shares of the Company's common stock issued in connection with the private placement agreements is approximated $36,363 estimated based on the average trading value of the stock. These amounts were recorded as increased to both additional paid in capital and deferred debt discount. The deferred debt discount will be amortized to interest expense over the life of the notes.

NOTE 4 - Notes Payable
         -------------

  On April 17, 2003, the Company entered a note payable agreement with a distributor for $34,000. The note accrues interest at 7% and is payable in monthly installments of $673, principal and interest, beginning May 1, 2003 through April 1, 2008. The balance outstanding under this note payable at June 30, 2003 was $27,497.

NOTE 5 - Common Stock
         ------------

  On January 17, 2003, in connection with a private offering, the Company sold 500,000 shares of common stock to an investor at $0.10 per share or $50,000. The Company also issued warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $0.25 expiring on January 16, 2005. In connection with a non-dilution provision with this investor, the investors 4,000,000, share ownership in the Company is now non-dilutable for common stock issued by the Company beyond 20,000,000, or 20%. This non-dilution provision is effective until January 17, 2005 and does not include shares issued in a merger or acquisition that increases value and is approved by a majority of the stockholders of the Company.
                                     14

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
----------------------------------------------------------------------------

NOTE 5 - Common Stock, continued
         ------------

  At June 30, 2003 the amount of shares deemed issued relating to the non-dilution agreement is 729,182

  On January 21, 2003, the Company issued 260,000 shares of common stock valued at $28,600 to consultants for services provided.

  On January 21, 2003, the Company issued 500,000 shares of common stock valued at $55,000 to employees for services provided.

  On January 22, 2003, in connection with a private offering, the Company sold 100,000 shares of common stock to an investor at $0.20 per share or $20,000. The Company also issued an additional 100,000 shares of common stock valued at $11,000 to this investor for consulting services provided.

  On March 5, 2003, the Company issued 50,000 shares of common stock valued at $3,000 to consultants for services provided.

  On March 13, 2003, the Company issued 25,000 shares of common stock valued at $1,750 to an employee for services provided.

  On April 2, 2003, the Company issued 25,000 shares of common stock valued at $1,250 to a consultant for services provided.

  On May 1, 2003, the Company issued 25,000 shares of common stock valued at $1,500 to a consultant for services provided.

  On June 1, 2003, the Company issued 200,000 shares of common stock valued at $12,000 in connection with a one-year agreement with an investor relations firm for services provided. The Company will also issue an additional 300,000 shares through March 1, 2004 for services to be provided. The Company will also pay a $500 monthly retainer to be increased up to $4,000 based on the performance of the trading value of the Company's stock as defined in the agreement.

  On June 18, 2003, an investor purchased 1,000,000 shares of the Company's common stock at $0.05 per share or $50,000. The Company also issued rights to this investor to purchase and additional 1,000,000 shares for $0.05 per share or $50,000 on or before September 6, 2003. The Company and the investor agreed to exercise this right on August 7, 2003 for 1,100,000 shares at $0.45 per share or $50,000 (See Note 9)










                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
----------------------------------------------------------------------------

NOTE 5 - Common Stock, continued
         ------------

  On June 18, 2003, the Company issued 25,000 shares of common stock valued at $3,000 to a consultant for services provided.

  On June 18, 2003, the Company issued 25,000 shares of common stock valued at $3,000 to a consultant for services provided.

  On June 18, 2003, the Company issued 50,000 shares of common stock valued at $6,000 to the manufacturer of its AXP 1000 product for consulting services provided. The Company has also agreed to issue 50 shares of common stock for each unit to be shipped by the manufacturer.

  On June 27, 2003, an investor purchased 1,604,909 of the Company's common stock at $0.0303 per share or $48,629.

NOTE 6 - Warrants
         --------

Transactions involving warrants are summarized as follows:



                                                             Weighted
                                      Number of               Average
                                       Warrants            Exercise Price
                                      -----------------------------------

  Balance - January 1, 2003             460,000                $0.23

  Warrants issued during the period
   (See Note 3)                         410,000                $0.03

  Balance - June 30, 2003               870,000                $0.17


There were 720,000 warrants exercisable at June 30, 2003.

NOTE 7 - Segment Reporting
         -----------------

  The accounting policies of the segments are disclosed in the summary of significant accounting policies. There are no intersegment sales. The Company evaluates performance based on income or loss from operations.




                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
----------------------------------------------------------------------------

NOTE 7 - Segment Reporting, continued
         -----------------

  Summarized financial information concerning the Company's reportable segments is show in the following tables.


                                 Gas        Wind       General
                              Gathering    Dancer    Corporation   Total
---------------------------------------------------------------------------

  For the Six Months Ended June 30, 2003:

  Revenue                     $   1,245   $107,811   $      --   $ 109,056
                              =========   ========   =========   =========
    Operating loss            $ (16,586)  $(89,947)  $(641,890)  $(748,423)
                              =========   ========   =========   =========
  Loss from continuing
    operations                $ (16,586)  $(89,975)  $(666,191)  $(772,752)
                              =========   ========   =========   =========
    Capital expenditures      $      --   $ 18,831   $   1,670   $  20,501
                              =========   ========   =========   =========
    Total identifiable assets
      at June 30, 2003        $ 243,673   $210,989   $ 262,999   $ 717,661
                              =========   ========   =========   =========

  For the Six Months Ended June 30, 2002:

  Revenue                     $  28,804   $     --   $      --   $  28,804
                              =========   ========   =========   =========
    Operating loss            $(129,267)  $     --   $(392,034)  $(521,301)
                              =========   ========   =========   =========
  Loss from continuing
    operations                $(129,267)  $     --   $(392,342)  $(521,609)
                              =========   ========   =========   =========
    Capital expenditures      $ 107,169   $     --   $      --   $ 107,169
                              =========   ========   =========   =========

For the Three Months Ended June 30, 2003:

  Revenue                     $     335   $ 50,631   $      --   $  50,966
                              =========   ========   =========   =========
    Operating loss            $  (6,053)  $(55,816)  $(276,055)  $(337,924)
                              =========   ========   =========   =========
  Loss from continuing
    operations                $  (6,053)  $(55,844)  $(289,913)  $(351,810)
                              =========   ========   =========   =========
    Capital expenditures      $      --   $ 16,109   $   1,050   $  17,159
                              =========   ========   =========   =========

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
----------------------------------------------------------------------------
NOTE 7 - Segment Reporting, continued
         -----------------

                                 Gas        Wind       General
                              Gathering    Dancer    Corporation   Total
---------------------------------------------------------------------------
  For the Three Months Ended June 30, 2002:

  Revenue                     $  28,804   $     --   $      --   $  28,804
                              =========   ========   =========   =========
    Operating loss            $ (94,058)  $     --   $(227,959)  $(322,017)
                              =========   ========   =========   =========
  Loss from continuing
    operations                $ (94,058)  $     --   $(228,622)  $(322,680)
                              =========   ========   =========   =========
    Capital expenditures      $      --   $     --   $      --   $      --
                              =========   ========   =========   =========

NOTE 8 - Other items
         -----------

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

  Letter of Intent
  ----------------
  On March 7, 2003, the Company entered into a letter of intent which was subsequently amended on April 3, 2003, whereby the Company would sell its 100% membership interest in Gas Gathering for $500,000 to American West Resources ("American West"). On May 8, 2003, the Company entered into a revised letter of intent with American West whereby the purchase price would be $500,000, if the closing occurs on or before November 1, 2003, $650,000 if the closing occurs between November 2, 2003 and May 1, 2004 and $800,000 if the closing occurs between May 2, 2004 and November 1, 2004. Upon closing the Company would also retain an 8% net profit interest in Gas Gathering as defined in the letter of intent.
                                     18

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
----------------------------------------------------------------------------

NOTE 8 - Other items, continued
         -----------

  Letter of Intent
  ----------------
  Prior to closing, American West will operate the system and receive all gross proceeds until November 1, 2003, with the Company receiving 50% of net proceeds thereafter until closing. The President, Chief Executive Officer and majority shareholder of America West is the father in law of the Company's President and Chief Executive Officer. There can be no assurance that this sale will take place. This segment of the Company's business will be treated as discontinued operations in accordance with FASB 144, when and if the sale is deemed probable by management.

NOTE 9 - Subsequent Events
         -----------------

  Equity Transactions
  -------------------
  On July 2, 2003, in connection with a private offering, the Company sold 100,000 shares of common stock to an investor at $0.06 per share or $6,000.

  On July 4, 2003, in connection with a private offering, the Company sold 150,000 shares of common stock to an investor at $0.06 per share or $9,000.

  On July 10, 2003, in connection with a private offering, the Company sold 200,000 shares of common stock to an investor at $0.05 per share or $10,000 and issued 2,000 shares as an equity kicker.

  On July 15, 2003, in connection with a private offering, the Company sold 600,000 shares of common stock to two investors at $0.05 per share or $30,000.

  On July 17, 2003, in connection with a private offering, the Company sold 30,000 shares of common stock to an investor at $0.06 per share or $1,800.

  On July 18, 2003, in connection with a private offering, the Company sold 200,000 shares of common stock to an investor at $0.05 per share or $10,000.

  On July 24, 2003, in connection with a private offering, the Company sold 100,000 shares of common stock to two investors at $0.06 per share or $6,000.

  On July 24, 2003, the Company issued as an equity kicker 14,000 shares to seven investors.

  On July 24, 2003, the Company issued 15,250,000 shares to officers and employees of the Company as non cash compensation.

  On July 24, 2003, the Company issued 3,300,000 shares to an investor in regards to an anti-dilution agreement.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
----------------------------------------------------------------------------

NOTE 9 - Subsequent Events, continued
         -----------------

  Equity Transactions, continued
  -------------------

  On July 28, 2003, in connection with a private offering, the Company sold 125,000 shares of common stock to two investors at $0.06 per share or $7,500.

  On July 29, 2003, in connection with a private offering, the Company sold 50,000 shares of common stock to an investor at $0.06 per share or $3,000.

  On July 30, 2003, in connection with a private offering, the Company sold 50,000 shares of common stock to an investor at $0.06 per share or $3,000.

  On August 5, 2003, in connection with a private offering, the Company sold 50,000 shares of common stock to an investor at $0.06 per share or $3,000.

  On August 5, 2003, the Company issued 774,182 shares to an investor in regards to an anti-dilution agreement.

  On August 6, 2003, in connection with a private offering, the Company sold 33,333 shares of common stock to an investor at $0.06 per share or $2,000.

  On August 7, 2003, the Company sold 1,100,000 shares of common stock to an investor at $0.045 per share or $50,000.

  On August 8, 2003, the Company entered into an agreement with a consulting firm to issue 600,000 shares of the Company's common stock for consulting services to be provided. The term of the agreement is for six months with a renewal option for an additional six months.

  Notes Payable
  -------------
  On July 15, 2003, the Company entered into a promissory note agreement, which was subsequently amended on August 1, 2003 to increase the principal amount from $20,000 to $40,000. The note was also amended to accrue interest at 5% per annum and to be due February 1, 2004. In connection with this note, the Company issued an aggregate of 200,000 shares of the Company's common stock valued at $22,400.

  On July 23, 2003, in connection with a shareholder loan agreement dated July 9, 2002, the Company entered into an amended agreement with this shareholder to extend the term of the loan maturity date from July 9, 2003 to November 9, 2003. The outstanding balance relating to this note payable at June 30, 2003 was $50,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS
---------------------

Registrant had realized revenues of $50,966 for the three months ended
June 30, 2003 and $109,056 for the six months ended June 30, 2003, and revenues of $28,804 for both the three months and six months ended June 30, 2002. The sales in 2003 derived from the operation of Wind Dancer Aviation Services and in 2002 from operation of the gas gathering system.

Registrant derived a minimal amount of revenue in 2003 from its Gas Gathering System. The reasons were due to its challenges with its Gas Gathering System as follows: Its original gas purchaser, Prism, was shut down approximately six weeks during the first three quarters of 2002. Registrant then attempted to sell its gas to Koch/Gulf South through an intermediary, Metro Energy, which is located in the Caddo Pine Island Field, but Metro lacked sufficient equipment to process the gas.

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

On May 8, 2003, Registrant entered into a revised transaction with American West. Pursuant to a letter of intent executed, American West has agreed to purchase Gas Gathering Enterprises for a purchase price of $500,000, if closing is on or before November 1, 2003, $650,000 if between November 2, 2003 and May 1, 2004, and $800,000 if between May 2, 2004 and November 1, 2004. In the interim, American West will operate the system and receive all gross proceeds until November 1, 2003, with EENT receiving 50% of net proceeds thereafter until closing. Upon closing, EENT will retain an 8% net profits interest in perpetuity. American West will operate the system and make improvements at its own expense.

However, Registrant has been able to make progress with Wind Dancer and enter phase two of its plan - development and marketing of STCs. In April 2003, Wind Dancer entered into an agreement with Western Petroleum Company (a Chevron distributor) to purchase all of its aviation fuels from Western Petroleum for a period of seven years. In addition, Western lent $34,000 to Wind Dancer to make certain capital improvements required for Wind Dancer to be a Chevron approved fuel seller and for certain acquisition of equipment. The note payable bears interest at 7% and is payable in monthly installments of $673.24 for principal and interest, from May 1, 2003 through April 1, 2008. The note is secured by a first lien on Wind Dancer's two fuelling trucks and assets purchased with proceeds from the loan.

Additionally, on June 27, 2003, Registrant acquired inventory for airplane parts and approximately 49 turbocharger Supplement Type Certificates ("STCs") from Kelly Aerospace for an aggregate price of $69,000. The consideration was 300,000 shares of EENT Common Stock, restricted, and a $30,000 note payable, bearing no interest with three equal principal installments on the 30, 60 and 90 day anniversaries of the acquisition closing date. The note is secured by a lien on the purchased inventory and the STCs. In addition, Wind Dancer became a master distributor for Kelly parts and inventory.

With these two transactions complete, Wind Dancer is in a position to continue growing its FBO business and commence marketing and developing STCs.

With respect to its AXP 1000 product, on June 10, 2003, Registrant entered into an agreement with BMZ Generators & Welders, Inc., of Pompano Beach, FL to be the exclusive contract manufacturer for EENT's AXP 1000. BMZ will assemble, package and ship units. BMZ will act as a vendor with EENT to provide the generator for the AXP 1000 device with delivery of a minimum of 30 units per month for the next six months. EENT and BMZ have also agreed to enter into good faith negotiations regarding an acquisition by EENT of an equity interest in BMZ.

Registrant had a net loss of $521,609 for the six months ended June 30, 2002 and of $772,752 for the six months ended June 30, 2003, resulting in a net loss per share of $0.05 and $.03 respectively. Registrant had a net loss of $322,680 for the three months ended June 30, 2002 and of $351,810 for the three months ended June 30, 2003, resulting in a net loss per share of $.03 and $.01, respectively.

Net operating loss for Gas Gathering, Wind Dancer and General
Corporation was $16,586, $89,947, and $641,890, respectively for the six months ended June 30, 2003.

Net operating loss for Gas Gathering, Wind Dancer and General
Corporation was $129,267, $0, and $392,034, respectively for the six months ended June 30, 2002

Net operating loss for Gas Gathering, Wind Dancer and General
Corporation was $6,053, $55,816, and $276,055, respectively for the three months ended June 30, 2003.

Net operating loss for Gas Gathering, Wind Dancer and General
Corporation was $94,058, $0, and $227,959, respectively for the three months ended June 30, 2002.

The reason for the continued losses is that Registrant has yet to generate significant revenues from Wind Dancer or to generate revenues from its AXP 1000 program, although it expects to begin revenue generation from the AXP 1000 program in the fourth quarter of 2003.
With respect to Wind Dancer, revenue should remain in the same range (with a cyclical downturn at the end of the summer season) until there is ability to develop and market the STCs purchased from Kelly Aerospace, which will require capital outlays to be determined.

Selling, general and administrative expenses for the three months ended June 30, 2003 were $343,214 and for the three months ended June 30, 2002 were $329,413. Selling, general and administrative expenses for the six months ended June 30, 2003 were $682,993 and for the six months ended June 30, 2002 were $527,831.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first two quarters of 2002 and the first two quarters of 2003, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $304,700 and $436,847, respectively, which was the balance of proceeds raised in several private Section 4(2) stock sales (only equity in the six months ended June 30, 2002) and note payable agreements.

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

Our independent auditors have noted in their report on our 2002 financial statements that there are existing uncertain conditions including the net loss the Company incurred in the amount of $1,680,989 during the year ended December 31, 2002 and the working capital deficit of $854,392 that existed at the balance sheet date. During the first two quarters of 2003, the Company incurred a net loss of $772,752 (as opposed to a net loss of $521,609 during the same period in 2002) and a working capital deficit of $1,193,978. These conditions raise substantial doubt as to our ability to continue as a going concern.

CHANGES IN FINANCIAL CONDITION
------------------------------

Registrant has not experienced a change in financial condition and continues to operate at a deficit as stated above.

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

Item 2. Changes in Securities.

Notes Payable and Warrants

(a) On November 29, 2002, March 11, 2003 and March 13, 2003 as part of investment agreements, the Company entered into three note payable agreements with a stockholder aggregating $70,000, which accrues interest at 10% and was due in monthly installments through April 2004. On June 19, 2003 Company amended the agreements to extend the due date to October 1, 2003. Under the terms of the amended agreement the Company would repay the notes upon a potential funding from an investment company or paid through revenues from the Company's gas gathering systems. In the event of default, the Company would be required to satisfy the note by recording a lien on the assets of Gas Gathering and its gas gathering system and shall assign all proceeds from gross revenues realized from the sale of gas and liquids from these operations until the note and all interest and default interest was paid in full. In connection with these investment agreements the Company issued 110,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through March 13,

     2006, which was subsequently extended based on the amended agreement until September 1, 2008. The Company also issued an additional 50,000 warrants based on the amended agreement with an exercise price of $0.10
     per warrant through September 1, 2008.   Also in connection with these
     investment agreements the Company issued an aggregate of 140,000 shares of the Company's common stock valued at $7,000 to the shareholder for consulting services. The balance outstanding under these notes payable at June 30, 2003 was $60,750

(b) During the second quarter, 2003 as part of a private placement offering investors purchased 10 units for an aggregate of $100,000. Each unit consists of a $10,000 note payable, which accrues interest at 20% and is due in twelve months as well as 2,000 shares of the Company's common stock. The balance outstanding under these notes payable at June 30, 2003 was $100,000. As an incentive to certain investors an additional 6,000 shares were issued in connection with this offering.

(c) On April 17, 2003, the Company entered a note payable agreement with a distributor for $34,000. The note accrues interest at 7% and is payable in monthly installments of $673, principal and interest, beginning May 1, 2003 through April 1, 2008. The balance outstanding under this note payable at June 30, 2003 was $27,497.

(d) On May 27, 2003 the Company entered into a $25,000 note payable agreement with a stockholder. This note payable will be repaid to the stockholder in the amount of $30,000, upon a potential funding by an investment company. In connection with this note the Company also issued 150,000 warrants to purchase the Company's common stock at an exercise price of $0.01 per warrant exercisable through May 27, 2005. The balance outstanding under this note payable at June 30, 2003 was $25,000.

(e) During the second quarter ended June 30, 2003, the Company entered into an agreement with a stockholder to extend the due date of a note payable dated December 3, 2002 from June 3, 2003 to December 31, 2004. The outstanding balance relating to this note payable at June 30, 2003 was $150,000.

(f) On June 26, 2003, in connection with an asset purchase agreement, the Company issued a note payable in the amount of $30,000 due in three equal installments of $10,000 beginning every thirtieth day after the date of agreement plus 300,000 shares of the company's common stock valued at $39,000.

(g) The fair market value of the 50,000 warrants issued on January 21, 2003, 110,000 warrants issued on March 14, 2003, and subsequently extended, 150,000 warrants issued on May 27, 2003 and the 50,000 warrants issued on June 19, 2003 is approximated $37,252 estimated at the date of grant using the Black-Scholes option-pricing model. The fair market value of the 25,000 shares of the Company's common stock issued on January 21, 2003, 617,058 shares of the Company's common stock issued on March 14, 2003, and 26,000 shares of the Company's common stock issued in connection with the private placement agreements is approximated $36,363 estimated based on the average trading value of the stock. These amounts were recorded as increased to both additional paid in capital and deferred debt discount. The deferred debt discount will be amortized to interest expense over the life of the notes.

Equity Issuances

(h) On April 2, 2003, the Company issued 25,000 shares of common stock valued at $1,250 to a consultant for services provided.

(i) On May 1, 2003, the Company issued 25,000 shares of common stock valued at $1,500 to a consultant for services provided.

(j) On June 1, 2003, the Company issued 200,000 shares of common stock valued at $12,000 in connection with a one-year agreement with an investor relations firm for services provided. The Company will also issue an additional 300,000 shares through March 1, 2004 for services to be provided. The Company will also pay a $500 monthly retainer to be increased up to $4,000 based on the performance of the trading value of the Company's stock as defined in the agreement.

(k) On June 18, 2003, an investor purchased 1,000,000 shares of the Company's common stock at $0.05 per share or $50,000. The Company also issued rights to this investor to purchase and additional 1,000,000 shares for $0.05 per share or $50,000 on or before September 6, 2003. The Company and the investor agreed to exercise this right on August 7, 2003 for 1,100,000 shares at $0.45 per share or $50,000 (See Note 9)

(l) On June 18, 2003, the Company issued 25,000 shares of common stock valued at $3,000 to a consultant for services provided.

(m) On June 18, 2003, the Company issued 25,000 shares of common stock valued at $3,000 to a consultant for services provided.

(n) On June 18, 2003, the Company issued 50,000 shares of common stock valued at $6,000 to the manufacturer of its AXP 1000 product for consulting services provided. The Company has also agreed to issue 50 shares of common stock for each unit to be shipped by the manufacturer.

(o) On June 27, 2003, an investor purchased 1,604,909 of the Company's common stock at $0.0303 per share or $48,629.

(p) At June 30, 2003 the amount of shares deemed issued relating to the non-dilution agreement is 729,182.

Subsequent Events

(q) On July 2, 2003, in connection with a private offering, the Company sold 100,000 shares of common stock to an investor at $0.06 per share or $6,000.

(r) On July 4, 2003, in connection with a private offering, the Company sold 150,000 shares of common stock to an investor at $0.06 per share or $9,000.

(s) On July 7, 2003, in connection with a private offering, the Company sold 30,000 shares of common stock to an investor at $0.06 per share or $1,800.

(t) On July 10, 2003, in connection with a private offering, the Company sold 200,000 shares of common stock to an investor at $0.05 per share or $10,000 and issued 2,000 shares as an equity kicker.

(u) On July 15, 2003, in connection with a private offering, the Company sold 600,000 shares of common stock to two investors at $0.05 per share or $30,000.

(v) On July 18, 2003, in connection with a private offering, the Company sold 200,000 shares of common stock to an investor at $0.05 per share or $10,000.

(w) On July 24, 2003, in connection with a private offering, the Company sold 100,000 shares of common stock to two investors at $0.06 per share or $6,000.

(x) On July 24, 2003, the Company issued as an equity kicker 14,000 shares to seven investors.

(y) On July 24, 2003, the Company issued 15,250,000 shares to officers and employees of the Company as non cash compensation.

(z) On July 24, 2003, the Company issued 3,300,000 shares to an investor in regards to an anti-dilution agreement.

(aa) On July 28, 2003, in connection with a private offering, the Company sold 125,000 shares of common stock to two investors at $0.06 per share or $7,500.

(ab) On July 29, 2003, in connection with a private offering, the Company sold 50,000 shares of common stock to an investor at $0.06 per share or $3,000.

(ac) On July 30, 2003, in connection with a private offering, the Company sold 50,000 shares of common stock to an investor at $0.06 per share or $3,000.

(ad) On August 5, 2003, in connection with a private offering, the Company sold 50,000 shares of common stock to an investor at $0.06 per share or $3,000.

(ae) On August 5, 2003, the Company issued 774,182 shares to an investor in regards to an anti-dilution agreement.

(af) On August 6, 2003, in connection with a private offering, the Company sold 33,333 shares of common stock to an investor at $0.06 per share or $2,000.

(ag) On August 7, 2003, the Company sold 1,100,000 shares of common stock to an investor at $0.045 per share or $50,000.

(ah) On August 8, 2003, the Company entered into an agreement with a consulting firm to issue 600,000 shares of the Company's common stock for consulting services to be provided. The term of the agreement is for six months with a renewal option for an additional six months.

(ai) On July 15, 2003, the Company entered into a promissory note agreement, which was subsequently amended on August 1, 2003 to increase the principal amount from $20,000 to $40,000. The note was also amended to accrue interest at 5% per annum and to be due February 1, 2004. In connection with this note, the Company issued an aggregate of 200,000 shares of the Company's common stock valued at $22,400.

(aj) On July 23, 2003, in connection with a shareholder loan agreement dated July 9, 2002, the Company entered into an amended agreement with this shareholder to extend the term of the loan maturity date from July 9, 2003 to November 9, 2003. The outstanding balance relating to this note payable at June 30, 2003 was $50,000.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters  to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

On August 8, 2003, EENT entered into an agreement with Resource Capitol Management, LTD. of Lakewood, Florida to provide certain marketing and investor relations services for Registrant for a period of six months. In consideration for the services, Registrant has compensated Resource Capitol with 600,000 shares of its restricted Common Stock.

Item 6. Exhibits and Reports on Form 8-K.

(a) Registrant's Form 8-K, filed on March 24, 2003 is incorporated herein in its entirety.

(b) Registrant's Form 8-K/A, filed on March 24, 2003, is incorporated herein in its entirety.

(c) Registrant's Form 8-K/A, filed on March 26, 2003, is incorporated herein in its entirety.

(d) Registrant's Form 8-K, filed on April 9, 2003, is incorporated herein in its entirety.

(e) Registrant's Form 8-K, filed on July 14, 2003, is incorporated herein in its entirety.

(f) Registrant's Form 8-K/A, filed On July 21, 2003, is incorporated herein in its entirety.

(g)  Exhibit
     Number   Description
     31.1     Certification by Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley  Act  of  2002.
     31.2     Certification by Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley  Act  of  2002.
     32.1     Certification by Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley  Act  of  2002
     32.2     Certification by Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley  Act  of  2002.

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

                                  /s/ Willard G. McAndrew, III
                               ----------------------------------
                             Energy & Engine Technology Corporation

Date:  August 14, 2003               /s/ Willard G. McAndrew, III
                               ----------------------------------
                                   Willard G. McAndrew, III

Date:  August 14, 2003                   /s/ Roger N. Wurtele
                               ----------------------------------
                                       Roger N. Wurtele

*Print the name and title of each signing officer under his signature.