Form 10QSB
period 2003-09-30
ENERGY & ENGINE TECHNOLOGY CORP
filed 2003-11-14
CIK 1121811

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2003
                                 ------------------

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _________________

                      Commission file number     0-32129
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,359,715 (as of November 14, 2003).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES


                                                                    CONTENTS
----------------------------------------------------------------------------





                                                                       Page
                                                                       ----

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Condensed Consolidated Balance Sheet                                 3-4
  Condensed Consolidated Statements of Operations                        5
  Condensed Consolidated Statements of Cash Flows                      6-7


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)      9-22



                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                                 (UNAUDITED)

                                                          September 30, 2003
----------------------------------------------------------------------------

                                   ASSETS
                                   ------

CURRENT ASSETS
--------------
  Cash and cash equivalents                                      $   28,596
  Accounts receivable                                                 9,901
  Inventory                                                         254,133
  Prepaid expenses and other current assets                         142,753
  Deferred offering costs                                           140,000
                                                                 ----------

    Total Current Assets                                         $  575,383

PROPERTY AND EQUIPMENT, Net                                         360,415
----------------------

OTHER ASSETS
------------
  Intangible assets, net                                             76,895
                                                                 ----------

    TOTAL ASSETS                                                 $1,012,693
                                                                 ==========

The accompanying notes are an integral part of these financial statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                                 (UNAUDITED)

                                                          September 30, 2003
----------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts Payable and accrued expenses           $   343,672
  Accrued expenses officers                           575,226
  Current maturities of note payable                    8,078
  Convertible debenture payable                       130,000
  Notes payable, stockholders, net of
    debt discount of $136,787                         637,963
                                                  -----------

    Total Current Liabilities                                    $ 1,694,939

OTHER LIABILITIES
-----------------
  Note payable, less current maturities                               18,073
                                                                 -----------

    TOTAL LIABILITIES                                              1,713,012

STOCKHOLDERS' DEFICIENCY
------------------------
  Common stock, $.001 par value,
    100,000,000 shares authorized,
    59,451,218 shares issued and
    outstanding                                        59,451
  Additional paid-in capital                        4,369,178
  Accumulated Deficit                              (4,999,328)
    Less:  Deferred Compensation                     (129,620)
                                                  -----------

    TOTAL STOCKHOLDERS' DEFICIENCY                                  (700,319)
                                                                 -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIENCY                                                 $ 1,012,693
                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (UNAUDITED)
      For the Three Months and Nine Months Ended September 30, 2003 and 2002
----------------------------------------------------------------------------

                              Three Months Ended        Nine Months Ended
                    Sept. 30, 2003 Sept. 30, 2002 Sept. 30, 2003 Sept. 30, 2002
                    -----------------------------------------------------------
NET SALES           $    174,482   $   19,681     $    283,538   $     48,485
---------
COST OF SALES             98,584       16,887          139,970         39,161
-------------       ------------   ----------     ------------   ------------
  GROSS PROFIT            75,898        2,794          143,568          9,324

OPERATING EXPENSES
------------------
  Selling, general &
   adminstrative
   expenses              371,060      568,491        1,054,053      1,096,322
  Stock based
   compensation        1,955,500           --        2,088,600             --
                    ------------   ----------     ------------   ------------
  TOTAL OPERATING
    EXPENSES           2,326,560      568,491        3,142,653      1,096,322
                    ------------   ----------     ------------   ------------
  OPERATING LOSS      (2,250,662)    (565,697)      (2,999,085)    (1,086,998)
                    ------------   ----------     ------------   ------------
OTHER (EXPENSE) INCOME
----------------------
  Interest income             --          663               --            355
  Interest expense       (36,265)          --          (60,594)            --
                    ------------   ----------     ------------   ------------
TOTAL OTHER (EXPENSE)
  INCOME                 (36,265)         663          (60,594)           355
                    ------------   ----------     ------------   ------------
   NET LOSS         $ (2,286,927)  $ (565,034)    $ (3,059,679)  $ (1,086,643)
                    ============   ==========     ============   ============
NET LOSS PER COMMON SHARE:
-------------------------
  Basic & Diluted   $      (0.05)  $    (0.03)    $      (0.09)  $      (0.09)
                    ============   ==========     ============   ============
WEIGHTED AVERAGE
----------------
 COMMON SHARES
 -------------
 OUTSTANDING          48,862,568   16,397,717       33,004,715     12,408,323
 -----------        ============   ==========     ============   ============


The accompanying notes are an integral part of these financial statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (UNAUDITED)

                       For the Nine Months Ended September 30, 2003 and 2002
----------------------------------------------------------------------------

                                              2003             2002
                                       -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                               $ (3,059,679)     $ (1,086,643)
                                       ------------      ------------
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
Depreciation and amortization                26,985            53,214
Stock-based compensation                  2,088,600                --
Amortization of debt discount                25,066                --
Changes in operating assets and
  liabilities:
Accounts receivable                          30,837            (1,255)
Inventory                                  (130,338)               --
Prepaid expenses and other
 current assets                            (134,346)               --
Accounts payable and accrued
 expenses                                    48,625           371,340
Accrued expenses, officers                  147,253                --
                                       ------------      ------------
  TOTAL ADJUSTMENTS                       2,102,682           423,299
                                       ------------      ------------
  NET CASH USED IN OPERATING
    ACTIVITIES                             (956,997)         (663,344)
                                       ------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------
Purchases of property and equipment         (25,128)         (112,169)
                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from notes payable,
  stockholders, net                         519,624            50,000
Proceeds from notes payable, net             26,151                --
Proceeds from the issuance of
  common stock                              437,129           674,286
                                       ------------      ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                           $    982,904      $    724,286
                                       ------------      ------------

The accompanying notes are an integral part of these financial statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                                                 (UNAUDITED)

                       For the Nine Months Ended September 30, 2003 and 2002
----------------------------------------------------------------------------

                                              2003             2002
                                       -------------------------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  $        779      $    (51,227)

CASH AND CASH EQUIVALENTS -
-------------------------
  Beginning                                  27,817           101,652
                                       ------------      ------------
CASH AND CASH EQUIVALENTS -
-------------------------
  Ending                               $     28,596      $     50,425
                                       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
Cash paid during the period for:

Interest                               $     43,426      $         --
Income taxes                           $         --      $         --


Non-cash investing and financing activities:

  The Company issued warrants to purchase 860,000 shares of common stock in connection with certain notes payable, stockholders. The fair market value of the warrants granted using the Black-Scholes pricing model was $97,252 and was recorded as deferred debt discount.

  The Company issued 888,058 shares of the Company's common stock in connection with notes payable, stockholders. The fair market value of the common stock at issuance date was $65,365 and was recorded as deferred debt.

  In connection with two asset purchase agreements, the Company issued an aggregate of 1,200,000 shares of the Company's common stock and a $30,000 promissory note. The fair market value of the common stock issued at the dates of the agreements was $174,000 and was recorded as inventory, property and equipment and intangible assets.

  In connection with the equity line of credit (see Note 2) the Company issued a $130,000 convertible debenture. Also in connection with this agreement the Company issued 178,571 shares of the Company's common stock valued at $10,000. These amounts are being recorded as deferred offering costs.

The accompanying notes are an integral part of these financial statements.
                                       7

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------

NOTE 1 - Description of Business and Basis of Presentation
         -------------------------------------------------

  Financial Statements
  --------------------
  The condensed consolidated balance sheet of Energy & Engine Technology Corporation ("EENT" or the "Company") as of September 30, 2003, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary in order to make the financial statements not misleading. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on form 10-KSB for the year ended December 31, 2002 and filed with the Commission.

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

  The Company organized another wholly owned subsidiary Top Gun Marketing, Inc. ("Top Gun").




                                      8

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------

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

  Going Concern and Management's Plan
  -----------------------------------
  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,059,679 during the nine months ended September 30, 2003, resulting in an accumulated deficit of $4,999,328.
  As of September 30, 2003, the Company also had a working capital deficit of $1,119,556. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include the raising of cash through the issuance of debt or equity and increasing revenues. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.



                                       9

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------

NOTE 1 - Description of Business and Basis of Presentation, continued
         -------------------------------------------------

  Consolidation
  -------------
  The consolidated financial statements include the accounts of EENT and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition
  -------------------

  Gas Gathering
  -------------
  Revenue is recognized at the time the product is sold and made available to its customers based on the agreement with American West (see Note 8).

  Fixed Base Operator
  -------------------
  Revenue is recognized at the time the services are performed and provided, or made available to its customers.

  Cash and Cash Equivalents
  -------------------------
  For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

  Inventory
  ---------
  Inventory consists of aviation fuel, parts and materials and is valued at the lower of cost or market. Cost is being determined using the first-in /first-out basis.

  Research and Development
  ------------------------
  Research and development costs are expensed as incurred. Research and development costs for the nine months ended September 30, 2003 and September 30, 2002 were $65,992 and $60,844, respectively, and are included in selling, general and administrative expenses.

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


                                    10

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------
NOTE 1 - Description of Business and Basis of Presentation, continued
         -------------------------------------------------

  Depreciation and Amortization
  -----------------------------
  Depreciation and amortization of furniture, fixtures and gas gathering equipment is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

  Net Loss per Share
  ------------------
  During the year ended December 31, 2001, the Company adopted the provision of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end. Common stock equivalents have been excluded from the weighted-average shares for the three and nine months ended September 30, 2003 and 2002, as inclusion is anti-dilutive. Potentially dilutive securities (warrants) of 1,370,000 and -0- are outstanding at September 30, 2003 and 2002, respectively.

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

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------
NOTE 1 - Description of Business and Basis of Presentation, continued
         -------------------------------------------------

  New Accounting Pronouncements
  -----------------------------
  In May 2003, the FASB issued SFAS NO. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable numbers of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No.
  150 did not have an effect on the condensed consolidated financial statements.

NOTE 2 - Equity Line of Credit
         ---------------------

  On May 1, 2003, the Company entered into an equity line of credit with Cornell Capital Partners, LP ("Cornell") for a proposed $3,500,000 equity credit line. Under the terms of the agreement, Cornell shall commit to purchase up to $3,500,000 of the Company's common stock over a 24-month period after an effective registration of the shares has become effective. The purchase price of the common stock shall be 96% of the market price as defined in the agreement. The Company will also pay cash compensation equal to 6% of the gross proceeds of each purchase. At closing the Company issued a 5% convertible debenture in the amount of $130,000 due May 1, 2006. The debenture plus accrued interest is convertible at Cornell's option into shares of the Company's common stock at a conversion price equal to 100% of the closing bid price as defined in the agreement triggered on the conversion date, with a limitation on the principal amount convertible at any one time based on a minimum stock price. The debenture is for full satisfaction of fees and expenses and is fully earned by Cornell upon entering into the equity credit line agreement. There can be no assurances that an effective registration statement will be declared and therefore the equity line of credit funded.

  Also in connection with this agreement the Company issued 178,571 shares of common stock for placement agent fees valued at $10,000.

NOTE 3 - Notes Payable to Shareholders
         -----------------------------

  On January 21, 2003 as part of a private placement an investor purchased one unit for $25,000. This unit consists of a $25,000 note payable which accrues interest at 10% and is due on January 7, 2004 as well as 25,000 shares of the Company's common stock plus 25,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through January 7, 2004 plus 25,000 warrants to purchase the

                                    12

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------

NOTE 3 - Notes Payable to Shareholders, continued
         -----------------------------

  Company's common stock at an exercise price of $0.25 per warrant exercisable through January 7, 2005. The balance outstanding under this note payable at September 30, 2003 was $25,000.

  On March 14, 2003 the Company issued a non-interest bearing note payable for $50,000. This note payable will be repaid to the stockholder upon a potential funding by an investment company or if such funding does not take place then the note will be repaid from any potential future net profits from the Company's sale of AXP 1000 power generators. In connection with this note the Company also issued 617,058 shares of the Company's common stock. The balance outstanding under this note payable at September 30, 2003 was $50,000.

  On November 29, 2002, March 11, 2003 and March 13, 2003 as part of investment agreements, the Company entered into three note payable agreements with a stockholder aggregating $70,000, which accrues interest at 10% and was due in monthly installments through April 2004. On June
  19, 2003 Company amended the agreements to extend the due date to October 1, 2003. Under the terms of the amended agreement the Company would repay the notes upon a potential funding from an investment company or paid through revenues from the Company's gas gathering systems. The Company has informally agreed with the stockholder to extend the due date of the notes and is currently in the process of formalizing this agreement. In the event of default, the Company would be required to satisfy the note by recording a lien on the assets of Gas Gathering and its gas gathering system and shall assign all proceeds from gross revenues realized from the sale of gas and liquids from these operations until the note and all interest and default interest was paid in full. In connection with these investment agreements the Company issued 110,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through March 13, 2006, which was subsequently extended based on the amended agreement until September 1, 2008. The Company also issued an additional 50,000 warrants based on the amended agreement with an
  exercise price of $0.10 per warrant through September 1, 2008.   Also in
  connection with these investment agreements the Company issued an aggregate of 140,000 shares of the Company's common stock valued at $7,000 to the shareholder for consulting services. The balance outstanding under these notes payable at September 30, 2003 was $60,750.

  During the second quarter, 2003 as part of a private placement offering investors purchased 10 units for an aggregate of $100,000. Each unit consists of a $10,000 note payable, which accrues interest at 20% and is due in twelve months as well as 2,000 shares of the Company's common stock. The balance outstanding under these notes payable at September 30, 2003 was $100,000. As an incentive to certain investors an additional 6,000 shares were issued in connection with this offering.

  On May 27, 2003 the Company entered into a $25,000 note payable agreement with a stockholder. This note payable will be repaid to the stockholder in the amount of $30,000, upon a potential funding by an investment company.
                                    13

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------

NOTE 3 - Notes Payable to Shareholders, continued
         -----------------------------

  In connection with this note the Company also issued 150,000 warrants to purchase the Company's common stock at an exercise price of $0.01 per warrant exercisable through May 27, 2005. The balance outstanding under this note payable at September 30, 2003 was $25,000.

  On June 26, 2003, in connection with an asset purchase agreement, the Company issued a note payable in the amount of $30,000 due in three equal installments of $10,000 beginning every thirtieth day after the date of agreement plus 300,000 shares of the company's common stock valued at $39,000. The balance outstanding on this Note as of September 30, 2003 was $20,000. The Company has informally agreed with the note holder to extend the due date of the note and is currently in the process of formalizing this agreement.

  During the second quarter ended June 30, 2003, the Company entered into an agreement with a stockholder to extend the due date of a note payable dated December 3, 2002 from June 3, 2003 to December 31, 2004. The outstanding balance relating to this note payable at September 30, 2003 was $150,000.

  On July 15, 2003, the Company entered into a promissory note agreement, which was subsequently amended on August 1, 2003 to increase the principal amount from $20,000 to $40,000. The note was also amended to accrue interest at 5% per annum and to be due February 1, 2004.

  On July 23, 2003, in connection with a shareholder loan agreement dated July 9, 2002, the Company entered into an amended agreement with this shareholder to extend the term of the loan maturity date from July 9, 2003 to November 9, 2003. The outstanding balance relating to this note payable at September 30, 2003 was $50,000.

  On August 18, 2003, the Company entered into a note payable agreement with a stockholder for $250,000. This note will be repaid in the aggregate amount of $281,250. This note, when aggregated with two notes payable previously entered into with the same stockholder in the amount of $125,000 (for an aggregate of $375,000), will be repaid to the stockholder upon a potential funding from an investment company in amounts of $40,000 per month upon receipt of such funding. In connection with this note, the Company issued the stockholder 500,000 warrants, which when added to 500,000 warrants previously issued to this stockholder, which were thereby amended and restated, are now set to expire on August 15, 2007.
  The new exercise prices for the warrants are as follows: 200,000 at $0.01, 200,000 at $0.05, 200,000 at $0.10, 200,000 at $0.15 and 200,000 at $0.25.

  The fair market value of the 50,000 warrants issued on January 21, 2003, 110,000 warrants issued on March 14, 2003, and subsequently extended, 150,000 warrants issued on May 27, 2003 the 50,000 warrants issued on June 19, 2003 and the 500,000 warrants issued on August 18, 2003 is approximated as $97,252 estimated at the date of grant using the Black-Scholes option-pricing model. The fair market value of the 25,000 shares of the Company's common stock issued on January 21, 2003, 617,058 shares
                                    14

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------

NOTE 3 - Notes Payable to Shareholders, continued
         -----------------------------

  of the Company's common stock issued on March 14, 2003, 26,000 shares of the Company's common stock issued in connection with the private placement agreements and 200,000 shares issued in connection with the August 1, 2003 amended note agreement is approximated $62,363 estimated based on the average trading value of the stock. These amounts were recorded as increased to both additional paid in capital and deferred debt discount. The deferred debt discount will be amortized to interest expense over the life of the notes.

NOTE 4 - Notes Payable
         -------------

  On April 17, 2003, the Company entered a note payable agreement with a distributor for $34,000. The note accrues interest at 7% and is payable in monthly installments of $673, principal and interest, beginning May 1, 2003 through April 1, 2008. The balance outstanding under this note payable at September 30, 2003 was $26,151.

NOTE 5 - Common Stock
         ------------

  On January 17, 2003, in connection with a private offering, the Company sold 500,000 shares of common stock to an investor at $0.10 per share or $50,000. The Company also issued warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $0.25 expiring on January 16, 2005. In connection with a non-dilution provision with this investor, the investors 4,000,000, share ownership in the Company is now non-dilutable for common stock issued by the Company beyond 20,000,000, or 20%. This non-dilution provision has been extended to be effective until August 15, 2005 and does not include shares issued in a merger or acquisition that increases value and is approved by a majority of the stockholders of the Company.

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

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------

NOTE 5 - Common Stock, continued
         ------------

  On April 2, 2003, the Company issued 25,000 shares of common stock valued at $1,250 to a consultant for services provided.

  On May 1, 2003, the Company issued 25,000 shares of common stock valued at $1,500 to a consultant for services provided.

  On June 1, 2003, the Company issued 200,000 shares of common stock valued at $12,000 in connection with a one-year agreement with an investor relations firm for services provided. The Company will also issue an additional 300,000 shares through March 1, 2004 for services to be provided. The Company will also pay a $500 monthly retainer to be increased up to $4,000 based on performance criteria.

  On June 18, 2003, an investor purchased 1,000,000 shares of the Company's common stock at $0.05 per share or $50,000. The Company also issued rights to this investor to purchase and additional 1,000,000 shares for $0.05 per share or $50,000 on or before September 6, 2003. The Company and the investor agreed to exercise this right on August 7, 2003 for 1,100,000 shares at $0.045 per share or $50,000 (See Note 9).

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

  On July 17, 2003, in connection with a private offering, the Company sold 30,000 shares of common stock to an investor at $0.06 per share or $1,800.
                                       16

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------

NOTE 5 - Common Stock, continued
         ------------

  On July 18, 2003, in connection with a private offering, the Company sold 200,000 shares of common stock to an investor at $0.05 per share or $10,000 and issued 4,000 shares as an equity kicker.

  On July 24, 2003, in connection with a private offering, the Company sold 100,000 shares of common stock to two investors at $0.06 per share or $6,000.

  On July 24, 2003, the Company issued as an equity kicker 14,000 shares to seven investors.

  On July 24, 2003, the Company issued 15,250,000 shares to officers and employees of the Company as non-cash compensation valued at $1,830,000 for services provided.

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

  On August 7, 2003, in connection with a private offering, the Company sold 1,100,000 shares of common stock to an investor at $0.045 per share or $50,000.

  On August 8, 2003, the Company entered into an agreement with a consulting firm to issue 600,000 shares of the Company's common stock valued at $72,000 for consulting services to be provided. The term of the agreement is for six months with a renewal option for an additional six months.

  On August 19, 2003, in connection with a private offering, two investors purchased 200,000 of the Company's common stock at $0.05 per share or $10,000.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------

NOTE 5 - Common Stock, continued
         ------------

  On August 19, 2003, the Company issued 175,000 shares of common stock valued at $26,250 to consultants for services provided.

  On August 19, 2003, in connection with a private offering, an investor purchased 20,000 of the Company's common stock at $0.06 per share or $1,200.

  On August 19, 2003, the Company issued 1,685,259 shares to an investor in regards to an anti-dilution agreement.

  On August 22, 2003, the Company issued 60,000 shares of common stock valued at $9,000 to consultants for services provided.

  On August 22, 2003, in connection with a private offering, two investors purchased 450,000 of the Company's common stock at $0.05 per share or $22,500.

  On August 25, 2003, the Company issued 300,000 shares of the Company's common stock to officers of the Company as non-cash compensation valued at $45,000 for services provided.

  On August 29, 2003, in connection with a private offering, two investors purchased 340,000 of the Company's common stock at $0.05 per share or $17,000.

  On August 29, 2003, in connection with a private offering, an investor purchased 80,000 of the Company's common stock at $0.10 per share or $8,000.

  On August 29, 2003, the Company issued 320,000 shares to an investor in regards to an anti-dilution agreement.

  On September 17, 2003, the Company issued 900,000 shares valued at $135,000 in connection with an asset purchase agreement.

  On September 17, 2003, the Company issued 500,000 shares of common stock valued at $75,000 to a consultant for services to be provided.

  On September 17, 2003, the Company issued 50,000 shares valued at
  $7,500 to employees of the Company as non cash compensation for services provided.

  On September 17, 2003, in connection with a private offering, an investor purchased 1,000,000 of the Company's common stock at $0.05 per share or $50,000.

  On September 23, 2003, the Company issued 99,000 shares of common stock valued at $12,870 to a consultant for services to be provided.


                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------

NOTE 5 - Common Stock, continued
         ------------

  On September 29, 2003, in connection with a private offering, an investor purchased 50,000 of the Company's common stock at $0.10 per share or $5,000.

  On September 29, 2003, in connection with a private offering, two investors purchased 223,500 of the Company's common stock at $0.06 per share or $13,400.

  On September 29, 2003, the Company issued 50,000 shares of common stock valued at $7,500 to a consultant for services provided.

  On September 29, 2003, the Company issued 328,750 shares to an investor in regards to an anti-dilution agreement.

NOTE 6 - Warrants
         --------

Transactions involving warrants are summarized as follows:



                                                             Weighted
                                      Number of               Average
                                       Warrants            Exercise Price
                                      -----------------------------------

  Balance - January 1, 2003             460,000                $0.23

  Warrants issued during the period
   (See Note 3)                         910,000                $0.10

  Balance - September 30, 2003        1,370,000                $0.15


There were 1,220,000 warrants exercisable at September 30, 2003.

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



                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------
NOTE 7 - Segment Reporting, continued
         -----------------

  Summarized financial information concerning the Company's reportable segments is show in the following tables.


                               Gas        Wind       General
                            Gathering    Dancer     Corporation    Total
----------------------------------------------------------------------------

  For the Nine Months Ended September 30, 2003:


Revenue                     $   1,245    $ 282,293  $         -    $   283,538
                            =========    =========  ===========    ===========

  Operating loss            $ (20,137)   $(120,355) $(2,858,593)   $(2,999,085)
                            =========    =========  ===========    ===========

Loss from continuing
  operations                $ (20,137)   $(120,596) $(2,918,946)   $(3,059,679)
                            =========    =========  ===========    ===========

  Capital Expenditures      $       -    $  42,976  $     1,670    $    44,646
                            =========    =========  ===========    ===========

  Total Identifiable
   assets at Sept. 30, 2003 $ 240,159    $ 336,837  $   565,317    $ 1,142,313
                            =========    =========  ===========    ===========

Nine Months Ended September 30, 2002

Revenue                     $  48,485    $       -  $         -    $    48,485
                            =========    =========  ===========    ===========

  Operating loss            $(166,403)   $       -  $  (920,595)   $(1,086,998)
                            =========    =========  ===========    ===========

Loss from continuing
  operations                $(166,403)   $       -  $  (920,240)   $(1,086,643)
                            =========    =========  ===========    ===========

  Capital Expenditures      $ 112,169    $       -  $         -    $   112,169
                            =========    =========  ===========    ===========


                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------
NOTE 7 - Segment Reporting, continued
         -----------------

Three Months Ended September 30, 2003

Revenue                     $       -    $ 174,482  $         -    $   174,482
                            =========    =========  ===========    ===========

  Operating loss            $  (3,551)   $ (30,408) $(2,216,703)   $(2,250,662)
                            =========    =========  ===========    ===========

Loss from continuing
  operations                $  (3,551)   $ (30,621) $(2,252,755)   $(2,286,927)
                            =========    =========  ===========    ===========

  Capital Expenditures      $       -    $  24,145  $         -    $    24,145
                            =========    =========  ===========    ===========

Three Months Ended September 30, 2002

Revenue                     $  19,681    $       -  $         -    $    19,681
                            =========    =========  ===========    ===========

  Operating loss            $ (37,136)   $       -  $  (528,561)   $  (565,697)
                            =========    =========  ===========    ===========

Loss from continuing
  operations                $ (37,136)   $       -  $  (527,898)   $  (565,034)
                            =========    =========  ===========    ===========

  Capital Expenditures      $   5,000    $       -  $         -    $     5,000
                            =========    =========  ===========    ===========


NOTE 8 - Other items
         -----------

  Securities and Exchange Commission Matter
  -----------------------------------------
  On October 23, 2003, the Commission entered a cease-and-desist order against the Company resulting from the Company's issuance of certain shares of its common stock in January 2002 pursuant to an S-8 registration statement. The order requires the Company to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act of 1933.


                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), continued
----------------------------------------------------------------------------
NOTE 8 - Other items, continued
         -----------

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

NOTE 9 - Subsequent Events
         -----------------

  Equity Transactions
  -------------------

  On October 15, 2003, the Company issued 500,000 shares of common stock valued at $65,000 to a consultant for services to be provided.

  On October 16, 2003, in connection with a private offering, an investor purchased 1,000,000 shares of the Company's common stock at $0.05 per share or $50,000. The Company also issued warrants to purchase 200,000 shares of the Company's common stock with an exercise price of $0.01 per share expiring October 30, 2005.

  On October 16, 2003, the Company issued 399,750 shares to an investor in regards to an anti-dilution agreement.













Item 2.  Management's Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS
---------------------

Registrant had realized revenues of $174,482 for the three months ended September 30, 2003 and $283,538 for the nine months ended September 30, 2003, and revenues of $19,681 for the three months ended September 30, 2002 and $48,485 for the nine months ended September 30, 2002. The sales in 2003 derived from the operation of Wind Dancer Aviation Services and in 2002 from operation of the gas gathering system.

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

Therefore, Registrant had determined on February 18, 2003 that its best course of action was to attempt to sell the Gas Gathering System. During the first quarter of 2003, Registrant approached in excess of six different parties to locate a purchaser. It only identified one interested party (American West Resources, Inc. of Fort Worth, TX ("American West")) with which it had a letter of intent to sell the System for a purchase price of $500,000. Pursuant to a letter of intent, dated March 7, 2003, American West was entitled to a 30 day exclusive period in which to post a $50,000 non refundable deposit to purchase the System, with closing no later than 90 days from March 7, 2003. On April 3, 2003, Registrant signed an amendment to the letter of intent to extend the exclusive period to expire no later than 60 days from March 7, 2003, but the closing date of 90 days from March 7, 2003 still remained. As of May 7, 2003, American West has not been able to pay the $50,000 deposit, so the Letter of Intent has been terminated.

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

However, Registrant has been able to make progress with Wind Dancer and enter phase two of its plan - development and marketing of Supplemental Type Certificates ("STC"). In April 2003, Wind Dancer entered into an agreement with Western Petroleum Company (a Chevron distributor) to purchase all of its aviation fuels from Western Petroleum for a period of seven years. In addition, Western lent $34,000 to Wind Dancer to make certain capital improvements required for Wind Dancer to be a Chevron approved fuel seller and for certain acquisition of equipment. The note payable bears interest at 7% and is payable in monthly installments of $673.24 for principal and interest, from May 1, 2003 through April 1, 2008. The note is secured by a first lien on Wind Dancer's two fuelling trucks and assets purchased with proceeds from the loan.

Additionally, on June 27, 2003, Registrant acquired inventory of airplane parts and approximately 49 turbocharger Supplement Type Certificates ("STCs") from Kelly Aerospace for an aggregate price of $69,000. The consideration was 300,000 shares of EENT Common Stock, restricted, and a $30,000 note payable, bearing no interest with three equal principal installments on the 30, 60 and 90 day anniversaries of the acquisition closing date. The note is secured by a lien on the purchased inventory and the STCs. In addition, Wind Dancer became a master distributor for Kelly parts and inventory.

On September 17, 2003, Registrant entered into an agreement to acquire turbocharger and Aero Commander STCs from Mr. RPM, LLC and RPM Management, LLC, in addition to related parts and inventory. The purchase price was 900,000 shares of restricted common stock of Registrant valued at $135,000.

With these three transactions complete, Wind Dancer is in a position to continue growing its Fixed Base Operator ("FBO") business and commence marketing and developing STCs.

With respect to its AXP 1000 product, on June 10, 2003, Registrant entered into an agreement with BMZ Generators & Welders, Inc., of Pompano Beach, FL to be the exclusive contract manufacturer for EENT's AXP 1000. BMZ will assemble, package and ship units. BMZ will act as a vendor with EENT to provide the generator for the AXP 1000 device with delivery of a minimum of 30 units per month for the next six months. EENT and BMZ have also agreed to enter into good faith negotiations regarding an acquisition by EENT of an equity interest in BMZ. Registrant is in the process of completing engineering and is poised to commence production.

Registrant had a net loss of $1,086,643 for the nine months ended September 30, 2002 and of $3,059,679 for the nine months ended September 30, 2003, resulting in a net loss per share of $0.09 and $0.09 respectively. Registrant had a net loss of $565,034 for the three months ended September 30, 2002 and of $2,286,927 for the three months ended September 30, 2003, resulting in a net loss per share of $0.03 and $0.05, respectively.

Net operating loss for Gas Gathering, Wind Dancer and General Corporation was $20,137, $120,355, and $2,858,593, respectively for the nine months ended September 30, 2003.

Net operating loss for Gas Gathering, Wind Dancer and General Corporation was $166,403, $0, and $920,595, respectively for the nine months ended September 30, 2002.

Net operating loss for Gas Gathering, Wind Dancer and General Corporation was $3,551, $30,408, and $2,216,703, respectively for the three months ended September 30, 2003.

Net operating loss for Gas Gathering, Wind Dancer and General Corporation was $37,136, $0, and $528,561, respectively for the three months ended September 30, 2002.

The reason for the continued losses is that Registrant has yet to generate significant revenues from Wind Dancer or to generate revenues from its AXP 1000 program, although it expects to begin revenue generation from the AXP 1000 program in the fourth quarter of 2003.
With respect to Wind Dancer, revenue should remain in the same range (with a cyclical downturn at the end of the summer season) until there is ability to develop and market the STCs purchased from Kelly Aerospace, which will require capital outlays to be determined.
                                 24

Selling, general and administrative expenses for the three months ended September 30, 2003 were $371,060 and for the three months ended September 30, 2002 were $568,491. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $1,054,053 and for the nine months ended September 30, 2002 were $1,096,322.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine months ended September 30, 2003 and 2002, the Company raised funds primarily by the issuance of notes payable and the Company's common stock in the amount of $724,286 and $982,904, respectively.

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

The Company's independent auditors have noted in their report on the Company's 2002 financial statements that there are existing uncertain conditions including the net loss the Company incurred in the amount of $1,680,989 during the year ended December 31, 2002 and the working capital deficit of $854,392 that existed at the balance sheet date. During the first three quarters of 2003, the Company incurred a net loss of $3,059,679 (as opposed to a net loss of $1,086,643 during the same period in 2002) furthermore at September 30, 2003 the Company had a working capital deficit of $1,119,556. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Based on their evaluation of the Company's disclosure controls and procedures which took place as of the filing of this report, the Chief Executive Officer and the Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

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

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Securities and Exchange Commission Matter
-----------------------------------------
On October 23, 2003, the Commission entered a cease-and-desist order against the Company resulting from the Company's issuance of certain shares of its common stock in January 2002 pursuant to an S-8 registration statement. The order requires the Company to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act of 1933.

600 Racing, Inc. v. EENT et. al.
--------------------------------
On October 28, 2003, the Company was served with a complaint by 600 Racing, Inc. The complaint alleges that EENT is liable on a $150,000 judgment issued against Millennium Fuels USA, LLC ("MFUSA"), an unrelated entity, of which Will McAndrew and Roger Wurtele, the Company's CEO and CFO, respectively, were the Managers. The complaint alleges that the Company engaged in a joint enterprise with MFUSA and integrated resources with MFUSA and is thus liable on an "alter ego" theory. Alternatively, the complaint alleges Company liability based upon the allegation that the Company deprived MFUSA of corporate opportunity and thus tortiously interfered with MFUSA's contract with Plaintiff.

Company's counsel states that the claims are without merit in that MFUSA and the Company were two distinct businesses, with separate business plans and no commingling of funds. Each had separate operations with the only coincidence being the fact that McAndrew and Wurtele were officers of both entities and the entities share a business address. Lastly, McAndrew and Wurtele did not become substantially involved with the Company until December 2001, which was well after the end of dealings between Plaintiff and MFUSA. Defense counsel is filing an answer and expects to be able to effect the Company's dismissal from the suit without any liability due to the lack of meritorious claims.



                                   26
Item 2. Changes in Securities.

(a) On July 2, 2003, in connection with a private offering, the Company sold 100,000 shares of common stock to an investor at $0.06 per share or $6,000.

(b) On July 4, 2003, in connection with a private offering, the Company sold 150,000 shares of common stock to an investor at $0.05 per share or $9,000.

(c) On July 10, 2003, in connection with a private offering, the Company sold 200,000 shares of common stock to an investor at $0.05 per share or $10,000 and issued 2,000 shares an equity kicker.

(d) On July 15, 2003, in connection with a private offering, the Company sold 600,000 shares of common stock to two investors at $0.05 per share or $30,000.

(e) On July 15, 2003, the Company entered into a promissory note agreement, which was subsequently amended on August 1, 2003 to increase the principal amount from $20,000 to $40,000. The note was also amended to accrue interest at 5% per annum and to be due February 1, 2004. In connection with this note, the Company issued an aggregate of 200,000 shares of the Company's common stock valued at $26,000.

(f) On July 17, 2003, in connection with a private offering, the Company sold 30,000 shares of common stock to an investor at $0.06 per share or $1,800.

(g) On July 18, 2003, in connection with a private offering, the Company sold 200,000 shares of common stock to an investor at $0.05 per share or $10,000 and issued 4,000 shares as an equity kicker.

(h) On July 24, 2003, in connection with a private offering, the Company sold 100,000 shares of common stock to two investors at $0.06 per share or $6,000.

(i) On July 24, 2003, the Company issued as an equity kicker 14,000 shares to seven investors.

(j) On July 24, 2003, the Company issued 15,250,000 shares to officers and employees of the Company as non-cash compensation valued at $1,830,000 for services provided.

(k) On July 24, 2003, the Company issued 3,300,000 shares to an investor in regards to an anti-dilution agreement.

(l) On July 28, 2003, in connection with a private offering, the Company sold 125,000 shares of common stock to two investors at $0.06 per share or $7,500.

(m) On July 29, 2003, in connection with a private offering, the Company sold 50,000 shares of common stock to an investor at $0.06 per share or $3,000.

(n) On July 30, 2003, in connection with a private offering, the Company sold 50,000 shares of common stock to an investor at $0.06 per share or $3,000.

(o) On August 5, 2003, in connection with a private offering, the Company sold 50,000 shares of common stock to an investor at $0.06 per share or $3,000.

(p) On August 5, 2003, the Company issued 774,182 shares to an investor in regards to an anti-dilution agreement.

(q) On August 6, 2003, in connection with a private offering, the Company sold 33,333 shares of common stock to an investor at $0.06 per share or $2,000.

(r) On August 7, 2003, in connection with a private offering, the Company sold 1,100,000 shares of common stock to an investor at $0.045 per share or $50,000.

(s) On August 8, 2003, the Company entered into an agreement with a consulting firm to issue 600,000 shares of the Company's common stock valued at $72,000 for consulting services to be provided. The term of the agreement is for six months with a renewal option for an additional six months.

(t) On August 18, 2003, the Company entered into a note payable agreement with a stockholder for $250,000. This note will be repayable in the aggregate amount of $281,250. This note, when aggregated with two notes payable from the same stockholder in the total amount of $125,000 (for an aggregate of $375,000) will be repaid to the stockholder upon a potential funding from an investment company in amounts of $40,000 per month upon receipt of such funding. In connection with this note, the Company issued the stockholder 500,000 warrants, which when added to the 500,000 warrants issued to this stockholder, which were herby amended and restated, are now set to expire on August 15, 2007. The new exercise prices for the warrants are as follows: 200,000 at $0.01, 200,000 at $0.05, 200,000 at $0.10, 200,000 at $0.15 and 200,000 at
     $0.25. In connection with this loan the date of expiration of this stockholder's anti-dilution protection is extended to August 15, 2005.

(u) On August 19, 2003, in connection with a private offering, two investors purchased 200,000 of the Company's common stock at $0.05 per share or $10,000.

(v) On August 19, 2003, the Company issued 175,000 shares of common stock valued at $26,250 to consultants for services provided.

(w) On August 19, 2003, in connection with a private offering, an investor purchased 20,000 of the Company's common stock at $0.06 per share or $1,200.

(x) On August 19, 2003, the Company issued 1,685,259 shares to an investor in regards to an anti-dilution agreement.

(y) On August 22, 2003, the Company issued 60,000 shares of common stock valued at $9,000 to consultants for services provided.

(z) On August 22, 2003, in connection with a private offering, two investors purchased 450,000 of the Company's common stock at $0.05 per share or $22,500.

(aa) On August 25, 2003, the Company issued 300,000 shares of the Company's common stock to officers of the Company as non-cash compensation valued at $45,000 for services provided.

(ab) On August 29, 2003, in connection with a private offering, two investors purchased 340,000 of the Company's common stock at $0.05 per share or $17,000.

(ac) On August 29, 2003, in connection with a private offering, an investor purchased 80,000 of the Company's common stock at $0.10 per share or $8,000.

(ad) On August 29, 2003, the Company issued 320,000 shares to an investor in regards to an anti-dilution agreement.

(ae) On September 17, 2003, the Company issued 900,000 shares valued at $135,000 in connection with an asset purchase agreement.

(af) On September 17, 2003, the Company issued 500,000 shares of common stock valued at $75,000 to a consultant for services to be provided.

(ag) On September 17, 2003, the Company issued 50,000 shares valued at $7,500 to employees of the Company as non-cash compensation for services provided.

(ah) On September 17, 2003, in connection with a private offering, an investor purchased 1,000,000 of the Company's common stock at $0.05 per share or $50,000.

(ai) On September 23, 2003, the Company issued 99,000 shares of common stock valued at $12,870 to a consultant for services to be provided.

(aj) On September 29, 2003, in connection with a private offering, an investor purchased 50,000 of the Company's common stock at $0.10 per share or $5,000.

(ak) On September 29, 2003, in connection with a private offering, two investors purchased 223,500 of the Company's common stock at $0.06 per share or $13,410.

(al) On September 29, 2003, the Company issued 50,000 shares of common stock valued at $7,500 to a consultant for services provided.

(am) On September 29, 2003, the Company issued 328,750 shares to an investor in regards to an anti-dilution agreement.

(an) On October 15, 2003, the Company issued 500,000 shares of common stock valued at $65,000 to a consultant for services provided.

(ao) On October 16, 2003, in connection with a private offering, an investor purchased 1,000,000 of the Company's common stock at $0.05 per share or $50,000. In connection, the investor was issued warrants to purchase 200,000 shares of the Company's common stock with an exercise price of $0.01 per share expiring October 30, 2005.

(ap) On October 16, 2003, the Company issued 399,750 shares to an investor in regards to an anti-dilution agreement.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters  to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

On August 12, 2003, Registrant entered into a contract with Richard J. Alfieri of Florida to provide certain business planning advisory services to the Company, in addition to providing a list of contacts. Alfieri received 150,000 shares of Registrant's restricted common stock for providing these services but did not receive the $400 per week for 8 weeks referenced in the agreement as no actual advisory services were provided.

On September 18, 2003, Registrant entered into a contract with Reich Brothers, Inc. of New York, NY to provide investment banking advisory services to Registrant for a period of six months. Reich Brothers was compensated 500,000 shares of Registrant's restricted common stock in consideration for services to be provided.

On September 30, 2003, Registrant entered into a contract with Blue Future, Inc. of New York, NY to provide certain investment banking advisory services to Registrant for a period of three months. Blue Future was compensated 99,000 shares of Registrant's restricted common stock in consideration for services to be provided.

On October 14, 2003, Registrant entered into an agreement with Liberty Consulting International, Inc. of Aventura, FL to provide consulting and financial public relations services to Registrant for a period of three months. Liberty Consulting was compensated 500,000 shares of Registrant's restricted common stock in consideration for services to be provided.

Item 6. Exhibits and Reports on Form 8-K.

(a) Registrant's Form 8-K, filed on July 14, 2003, is incorporated herein in its entirety.

(b) Registrant's Form 8-K/A, filed On July 21, 2003, is incorporated herein in its entirety.

(c) Registrant's Form 8-K, filed On October 24, 2003, is incorporated herein in its entirety.

(d)  Exhibit
     Number   Description
     31.1     Certification by Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley  Act  of  2002.
     31.2     Certification by Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley  Act  of  2002.
     32.1     Certification by Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley  Act  of  2002
     32.2     Certification by Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley  Act  of  2002.

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

                                  /s/ Willard G. McAndrew, III
                               ----------------------------------
                             Energy & Engine Technology Corporation


Date:  November 14, 2003          /s/ Willard G. McAndrew, III
                               ----------------------------------
                                   Willard G. McAndrew, III

Date:  November 14, 2003              /s/ Roger N. Wurtele
                               ----------------------------------
                                       Roger N. Wurtele

*Print the name and title of each signing officer under his signature.