Form 10KSB
period 2003-12-31
ENERGY & ENGINE TECHNOLOGY CORP
filed 2004-04-14
CIK 1121811

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE YEAR ENDED DECEMBER 31, 2003

                      Commission File Number 0-32129

                 Energy and Engine Technology Corporation
               ---------------------------------------------
           (Exact name of registrant as specified in its charter)

                        Nevada                88-0471842
               --------------------------------------------
           (State or other jurisdiction of  (I.R.S. Employer
            incorporation or organization)   Identification No.)

                        5308 West Plano Parkway
                          Plano, Texas, 75093
             --------------------------------------------------
            (Address of principal executive offices) (Zip Code)

             Registrant's telephone number, including area code:
                            (972) 732-6360

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The number of shares outstanding of the Registrant's common stock as of April 8, 2004 was 101,627,269.

Registrant had revenues for its year ended December 31, 2003 of $383,262.

Registrant's common stock is listed and trading on the OTCBB under the symbol "EENT". The aggregate market value of the voting stock held by non-affiliates of Registrant as of April 8, 2004 was $19,986,457. This calculation does not reflect a determination that persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):  Yes ; No X

Forward-Looking Statements
--------------------------

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Registrant in the year 2004.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Energy & Engine Technology Corporation ("Registrant" or the "Company") was formed in the State of Nevada on November 16, 1999 under the name Bidder Communications, Inc. On December 5, 2001, Registrant filed an Amendment to its Articles of Incorporation, changing the name of the company to Energy & Engine Technology Corporation.

On August 29, 2001, the Board of Directors and stockholders of Registrant voted to acquire Southern States Gas Gathering, LLC, ("SSGG"), a Louisiana limited liability company, whose business was stated as the proposed operation of a 65-mile gas gathering system in Louisiana. After careful consideration, Registrant's Board of Directors and stockholders, representing 68% of the authorized, issued and outstanding common stock determined that the transaction described in the Purchase and Sale Agreement (Exhibit 99(a) to the Form 8-K, filed August 29, 2001, under SEC File No. 0-32129 and incorporated herein by reference ("P&S Agreement"))was in the best interests of the stockholders of registrant and approved the resolution. Under the terms of the Purchase and Sale Agreement, a total of 3,827,621 shares of the authorized, but unissued common stock of Registrant, as well as $150,000 in cash, were exchanged for 100% of the membership interests in SSGG. In addition, the Board of Directors appointed Willard G. McAndrew, III and Roger Wurtele as directors, and Willard G. McAndrew, III as Chairman of the Board of Directors, until the next annual stockholders meeting. The closing of the acquisition occurred on September 7, 2001. As a result of this acquisition, during the fourth quarter of 2001, there was a transition period during which former management and directors of Bidder resigned, and Wurtele and McAndrew assumed management of Registrant.

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

As part of the acquisition, pursuant to the Purchase and Sale Agreement, (Exhibit 99(a) to the Registrant's Form 8-K, filed August 29, 2001 (the "P&S Agreement")), the Company had also acquired from Seller (through its agent, Trailblazer), GlobalSat Technology data. In exchange for this data, the Company issued Trailblazer and Seller an option to acquire up to 25% of its interest in SSGG (the "Option") which the
Company deemed to have a nominal value.   The Seller and Trailblazer
had also retained a 6% royalty on gross income of SSGG (the "Royalty"). The Company also agreed that Trailblazer's and the Seller's ownership in the Company would not dilute for 2 years ("Non Dilution Agreement"). On August 5, 2002, the Agreement was amended as follows: 1) The GlobalSat Technology was returned to the Seller in exchange for the termination of the Option by Seller; 2) The Royalty was terminated and instead it was agreed that Seller would retain a 2% royalty on gross income of SSGG; and 3) the Non Dilution Agreement was terminated in exchange for 1,000,000 shares of the Company's common stock valued at $40,000 issued to the Seller (See Note 9). As of December 31, 2001, Trailblazer had relinquished all rights to the Royalty, the NonDilution Agreement and the Option.

On December 5, 2002, Wind Dancer Aviation Services, Inc. ("Wind Dancer"), a wholly owned subsidiary of Registrant, purchased certain hard assets and inventory and fuel associated with the former Fixed Base Operator ("FBO"), at Stevens Field, Archuleta County, Colorado from the Board of County Commissioners of Archuleta County, Colorado ("Seller"). The total consideration paid was $103,375.76. The purchase price funds were provided by Registrant in the form of an equity infusion into Wind Dancer. The nature of the business in which the assets were used was an FBO, and Wind Dancer continues to use the assets in an FBO.

CURRENT BUSINESS

The Parent

Registrant is pursuing a strategy to establish a technological presence in providing products to the long haul trucking and general aviation industries in America. With the national quest for a balanced energy policy that addresses consumption issues, it is seeking to do its part to contribute to reductions in our dependence on foreign energy sources which management believes is a national security issue. Registrant currently has three divisions, all of which focus on innovative ways to conserve energy and/or make engine technology more efficient, less harmful to the environment and effective: its AXP 1000 auxiliary power generator for long haul trucks, its Fixed Base Operator for general aviation aircraft in Pagosa Springs, Colorado and related general aviation STC development and marketing and its Gas Gathering System, located in The Caddo Pine Island Field, in Caddo Parrish, Louisiana,.
As discussed below, Registrant has determined to redirect its focus on the transportation industries, rather than on the energy gathering facet of its businesses.

AXP 1000

Overview
--------
The AXP 1000 is a device designed for new installation and retrofit to semi truck tractors which provides air conditioning and heating for long haul trucks and power generation without running the truck engine to provide "creature comforts" for the truck cab (i.e.: heating, cooling and operation of devices requiring electrical power), while keeping the truck battery charged. Registrant has filed a patent on its device. On December 2, 2002, Registrant successfully installed its new Auxiliary Power Generator - "AXP 1000" on a truck, and the unit functioned properly, including providing power to the truck's cab HVAC unit. On January 2 and 3, 2003, an AXP 1000 unit was installed on a loaned truck, and road testing completed.

Registrant spent most of 2003 testing and making improvements to is AXP 1000. In December 2003, Registrant commenced commercial sales of the AXP 1000 and is currently transitioning from a research and development stage to a marketing and sales and production stage.

Long Haul Trucking Industry
---------------------------
The trucking industry is a $255.5 billion industry in the U.S. with 1,900,000 Class 7 and 8 trucks (Source: TruckInfo.net as of March
25, review of their website). The average truck driver in the United States makes 30.3 cents per mile and an average of $32,000 per year, leading to the assumption that the drivers travel an average of over 90,000 miles per year. The trucking industry accounts for 12.8% of all the fuel purchased in the U.S., with the average 2004 per gallon price of diesel estimated at $1.58 per gallon (up from $1.26 in 2002).

The Argonne National Laboratory Report entitled "Analysis of Technology Options to Reduce the Fuel Consumption of Idling Trucks" by F. Stodolsky, L. Guines and A. Vyus, dated June 1, 2000 ("Argonne Report") contains various calculations of savings by utilization of technology options to idling, including auxiliary power generators, which show the potential for massive reductions in fuel consumption. In conclusion, the Argonne Report states: "[any] of the listed alternatives has significant potential to reduce all impacts compared to idling overnight....  Auxiliary power units [may] reduce energy and petroleum use and CO2 emissions by more than 80% for the entire year" (using assumption of 458,000 trucks with 85 days of heating at 10 h/d and 218 days with average cooling at 4.5 h/d). Argonne Report at p. 21.

Furthermore, according to an article on the Transportation Technology and R&D Center website (www.transportation.anl.gov), called "Truckers:
Don't Let Your Profits Go Up In Smoke," "assuming 1,830 hours of idling a year, a single truck emits about 22 tons of carbon dioxide;...

390 pounds of carbon monoxide; and 1,024 pounds of nitrous oxides."
The article, in a parenthetical, states there are approximately 480,000 Class 7 and 8 trucks.

Effective as of midnight, January 4, 2004 new federal regulations were implemented which significantly curtail long haul truck driver time, thus increasing the length of rest intervals, and the need for idling alternatives such as EENT's AXP 1000 device. In summary, the regulations permit truck drivers to drive for 11 hours, only after having spent 10 consecutive hours off duty and limit the number of hours a driver may be on duty in any consecutive 7 day period to 60. The Federal Motor Carrier Safety Administration ("FMCSA") stated in a December 30, 2003 press release that federal and state regulators plan to spend the first 60 days after implementation in "an aggressive education campaign and enforcing egregious violations" in the first regulations in this area enacted in over 60 years. In fact, the FMCSA website (www.fmcsa.dot.gov) states that 47 of 50 states plan to immediately cite violations of regulations.

These new regulations are touted to greatly improve safety for the
2.6 million long haul trucks in the U.S., according to the above cited press release, and are projected to save 75 lives and prevent over 1300 driver fatigue related injuries and 6900 property casualty crashes each year, with over $628 million in cost savings to the American economy. But, according to the law of averages, the American economy's gain is the trucking industry's loss. According to a January 2, 2004 article on the Sun-Sentinel's website, the cost to trucking companies could rise so significantly that manufacturer shipping costs could rise 2 percent to 19 percent in the near future.

Detailed Information on the AXP 1000 Product
--------------------------------------------
The AXP 1000 is a device designed for new installation and retrofit to semi truck tractors which provides air conditioning and heating for long haul trucks and power generation without running the truck engine to provide "creature comforts" for the truck cab (i.e.: heating, cooling and operation of devices requiring electrical power), while keeping the truck battery charged. The Company recently had filed four provisional patent applications on the device, which was converted to a traditional patent pending in 2003, and has recently filed a continuation in part to include further unique features.

Recent federal and state laws and regulations collectively limit both the number of hours per day that long haul truckers may drive and the number of non-driving hours they may allow their trucks to idle. Trucks burn a considerable amount of diesel fuel when idling and release harmful emissions into the atmosphere. According to the U.S. Department of Energy's Transportation Technology R&D Center's website, with a 1000 RPM engine and truck accessories with a 10 brake horsepower, the total yearly savings for fuel costs, preventative maintenance and overhauls would be approximately $5,280, even with diesel at a modest $1.35 per gallon. The AXP 1000 reduces fuel consumption and release of noxious emissions, as well as lowering the truck maintenance burden. Reduced engine running time lengthens the intervals between scheduled maintenance on the truck's engine.

These claims are borne out by industry research. According to the Argonne Report, "long-haul trucks idling overnight consume more than 838 million gallons of fuel annually" The report continues on to indicate that various technology solutions, which reduce idling time, can also be effective methods of saving fuel, reducing maintenance costs and lowering emissions. One such solution is the AXP 1000.

The AXP 1000 also has the potential to be a significant money saver. The device retails for $5,495, so it may pay for itself in less than one year, based upon the cost savings estimates above. Given that the average truck is rotated every three years or 1,000,000 miles by large companies, and the device pays for itself in less than one year on average, the device is destined to be a priority for all long haul truck fleets interested in cost savings.

While there are several other direct competitors in this market, Registrant believes that its device occupies a unique niche as it is one of the lightest devices on the market, has a low maintenance burden and is one of the least expensive APUs available. According to the Argonne Report, other technology options to reduce idling (such as direct-fired heaters, which raise safety concerns, in addition to high retrofitting costs and unknown reliability, thermal storage systems, which is a relatively new technology without any active manufacturer, and truck stop electrification (there are almost no truck stops currently offering plug-ins in the U.S.)) are not currently viable.

Early Installations
-------------------
On December 2, 2002, the Company successfully installed its new Auxiliary Power Generator - "AXP 1000" on a truck, and the unit functioned properly, including providing power to the truck's cab HVAC unit. The Company has successfully completed its second test of its Auxiliary Power Generator - "AXP 1000", on January 3, 2003. The unit was mounted on a truck and connected to the batteries and HVAC unit, and a dedicated start mechanism was installed. The unit generated electricity in excess of that needed to charge the truck batteries and run the HVAC system and other electronics inside the truck cab. The unit was installed in the unique mounting location sought, tied into the stack and installation brackets were designed and utilized which allow for truck vibration dampening.

Trade Show Participation and Media Exposure
-------------------------------------------
Registrant has had much feedback from its launch of the product at the March 2003 Mid America Truck Show in Louisville, Kentucky. At that truck show, several major American retail and/or trucking fleet giants expressed interest about including the product in testing programs.
In addition, the Registrant approached several small fleets about initial orders, to be supplemented with larger orders over a one to two year period.

Further trade show exposure continued with participation in the Great American Truck Show, in Dallas, which occurred in late September 2003. The Show had an estimated attendance of 30,000 people from the trucking industry. With its location at the America Trucking On the Road Magazine booth, EENT experienced high volume potential customer exposure for the AXP 1000 and made contact with several new potential distributors and installation facilities. The grand prize for the On the Road drawing was a free AXP 1000 unit, and several hundred people were present for the drawing. EENT has also advertised the AXP 1000 in On the Road, which according to its staff, has a circulation in excess of 80,000. EENT again teamed up with On the Road at the Mid America Truck Show in March 2004 in Louisville, KY, which is touted to be the largest truck show in North America, with projected attendance of over 80,000 people.

EENT was also featured in Fleet Owner Magazine's September 2003 special industry report on anti-idling called "Turn Idle Time into Cash". This bi-annual report should reach much of Fleet Owner's estimated 103,000 circulation.

Further trade show participation ensued at the American Trucking Association show in October 2003, which focuses on management level exposure to the trucking industry. The ATA show provided exposure for future contact with decision makers at the larger players in the long haul trucking industry.

In March 2004, EENT again had a booth at the Louisville Mid America Trucking Show with emphasis on taking orders for units, setting up new installation facilities and expanding its dealer network.

Product Supply and Installations
--------------------------------
In Summer 2003, EENT also received its 150 prepaid-for Lombardini engines at its sole contract manufacturing facility, BMZ Generators, in Pompano Beach, FL, in preparation for commencement of regular production. The engines are EPA approved and CARB (California Air Resource Board) certified. Registrant also prepaid for 180 generators.

The first commercial installation of an AXP 1000 unit occurred in Oklahoma City, OK on Friday, December 12, 2003. Two more installations, originally also scheduled for Friday, December 12, 2003 occurred in early January, 2004. These Oklahoma City installations constitute commencement of fulfillment of the purchase order from an Oklahoma company mentioned in a press release and EENT's entry into the Central U.S. market.

In early January 2004, Registrant installed two AXP 1000 units on long haul trucks in Oklahoma City. An additional 5 units were installed in the ensuing weeks in the first quarter both in Oklahoma City and EENT's Dallas installation facility.

The installation schedule has been slower than anticipated due to holiday hiatus of various AXP 1000 parts suppliers and difficulty in scheduling driver availability over the holidays to have trucks in Oklahoma City and Dallas for installations. However, as the holiday season abated, EENT looked forward to increased production and installation in the first quarter of 2004. In fact, the current AXP 1000 production run is comprised of 30 units.

EENT is encouraged by its proven uniqueness as compared to other products in the market. One major way in which it shows its uniqueness is the versatility in its ability to be installed in nonstandard locations. In one of the installations in Oklahoma City, the unit was installed between the frame rails directly below a previously installed "headache rack" (safety barrier between the back of the truck cab and trailer). To accommodate the rack which sits above the rails in the usual AXP 1000 mounting position, EENT's unit was mounted further down between the rails, as made possible due to its compact size. Additionally, the between the rail mounting position maintains balanced weight distribution and preserves side rail space needed for installation of additional items such as larger fuel tanks and toolboxes.

Sources of Supply and Assembly Information
------------------------------------------
The source of supplies used to assemble the AXP 1000 are off the shelf products which are readily available. Major items include Lombardini USA for the motor, BMZ Generators for the genset, and Frigette for the HVAC unit. There is no need for government approval of principal products and services, and the BMZ generator meets standards for US military applications. Research and development expense incurred during the year ended December 31, 2003 was approximately $126,785 (product development).

In June 2003, EENT entered into an exclusive contract manufacturing relationship with BMZ Generators & Welders, Inc. of Pompano Beach, FL.

BMZ (www.bmzgenerators.com) is a Pompano Beach, FL manufacturing concern which has over 30 years of experience providing customers with equipment and service in the areas of power generators and custom designed/built power equipment for various industrial, military, and trucking applications.

BMZ is the exclusive contract manufacturer for EENT's AXP 1000. BMZ assembles, packages and ships units. BMZ acts as a vendor with EENT to provide the generator for the AXP 1000 device with delivery of a minimum of 30 units per month for the next six months (which schedule was delayed due to transition from the research and development phase). EENT and BMZ also agreed to enter into good faith negotiations regarding an acquisition by EENT of an equity interest in BMZ.

As early as June 2003, EENT also engaged in further discussions with BMZ regarding a possible equity purchase by EENT in BMZ. EENT had prepaid deposits for 180 generators with BMZ and 150 engines with Lombardini. While all of the engines have been delivered, generator delivery has been delayed in part due to lack of storage space and other production issues.

In November 2003, EENT engaged Decimal Engineering of Pompano Beach, Florida to manufacture the enclosures for its AXP 1000 device. Decimal Engineering, Inc. is a full service precision sheet metal fabricator and machine shop specializing in the electronics, telecommunications, medical, computer, automotive and marine related industries, which has been operating since 1968 in South Florida. Currently, Decimal is fully automated and employs 80+ people, working 2 shifts, and its sales have grown on an average of 15% per year for the last several years. Because of its extensive facility, Decimal has the current ability to keep up with enclosure manufacturing demand as EENT's AXP 1000 order flow increases.

On March 4, 2004, EENT announced that it has agreed to definitive terms to acquire BMZ Generators & Welders, Inc. (www.bmzgenerators.com ), its supplier of generators and contract assembler for the AXP 1000 product, which replaced the transaction outlined in the August 2003 term sheet which expired February 20, 2004.

The acquisition will include a lease fopr the assembly facility for the AXP 1000 product, other assets of BMZ, and related intellectual property. The transaction is expected to close on a date to be determined but as soon as practical.


BMZ, located in Pompano Beach, Florida, has been manufacturing generators for the automotive, marine, and other industries for over 30 years.

Market and Marketing Plan

The potential market for the AXP 1000 is 480,000 existing Class 7 and 8 trucks and 140,000 new trucks manufactured annually.

EENT envisions a five step marketing plan for the AXP 1000 Program.

1.  Independent Owner/Operators (1 - 5 trucks per customer)

    a.  Focused Trade Shows
        i.  Mid America Truck Show in Louisville, KY
        ii. Great American Truck Show in Dallas, TX

    b.  Trucker Referral Program
        i. Cash referral fee for trucks who recommend customers which buy an AXP 1000

    c.  Target Publications
        i.  Fleet Owner Magazine
        ii. On the Road Magazine

2.  Small Fleets (6 - 250 trucks)

    a.  Focused Trade Shows
        i.   Mid America Truck Show in Louisville, KY
        ii.  Great American Truck Show in Dallas, TX

    b.  Target Publications
        i.   Fleet Owner Magazine
        ii.  On the Road Magazine

    c.  Buying Clubs
        i.   Mercer Transportation
        ii.  Jones Motor Transport

    d.  Implementation of Multi - tier Volume Discounts

3.  Large Fleets (Over 250 trucks)

    a.  Focused Trade Shows
        i.   Mid America Truck Show in Louisville, KY
        ii.  Great American Truck Show in Dallas, TX
        iii. ATA Truck Show in San Antonio, TX

    b.  Target Publications
        i.   Fleet Owner Magazine
        ii.  On the Road Magazine

    c.  Buying Club
        i.   Landstar

    d.  Implementation of Multi - tier Volume Discounts

    e.  Implementation of Test Programs

4.  Truck Stops (i.e.: Travel Centers of America, Flying J)

    a. AXP 1000 is the only unit which could practically be marketed through truck stops due to short installation time

    b.  Minimal Inventory Investment (Offer of Net Period Terms)

    c. Fixed return (installation revenue) but ability to market other services for trucks stopping for AXP 1000 installation

    d.  Implementation of Multi - tier Volume Discounts

5.  Independent Installation Facilities

    a.  Focused Trade Shows
        i.   Mid America Truck Show in Louisville, KY
        ii.  Great American Truck Show in Dallas, TX
        iii. ATA Truck Show in San Antonio, TX

    b.  Target Publications
        i.   Fleet Owner Magazine
        ii.  On the Road Magazine

    c. Incentives for facilities to generate leads or EENT to provide geographic appropriate leads

    d.  Implementation of Multi - tier Volume Discounts

    e. Fixed return (installation revenue) but ability to market other services for truck at dealer for AXP 1000 installation

Competition
-----------
There is significant competition to EENT's product: other auxiliary power units and stationary idle eliminating technologies.

1. Other major auxiliary power units include Rig Master, Pony Pack, Pro Heat, Truck Gen and Idle Eliminator. Generally, these units are more expensive and heavier in weight than the AXP 1000. Also, some are belt driven versus direct drive and/or water cooled instead of air cooled, which generates the likelihood of increased maintenance instances over the AXP 1000. Also, the AXP 1000 exhibits versatility of installation location as it can be mounted between the rails instead of on the side rails, permitting use of the side railing for installation of other accessories (i.e.: tool boxes).

2. Fixed location alternatives include truck electrification and Idle Aire. Truck electrification consists of shorepower Truck Stop Electrification systems that provide grid electricity to stationary, long-haul trucks for the operation of onboard HVAC units, block heaters, and in-cab convenience appliances. Idle Aire consists of an umbilical duct, connected through the truck cab's passenger side window, which delivers heat, air conditioning and power to the cab. These alternatives carry obvious disadvantages in that a large capital outlay is required by the truck stop, thereby limiting the locations where the technologies are available. The AXP 1000 can be utilized anywhere a truck is stopped.

Wind Dancer Aviation Services, Inc.

Overview
--------
Registrant owns the fixed base operator ("FBO"; equivalent of a service station for aircraft), at Stevens Field, Pagosa Springs, Colorado, and it plans to provide aircraft engine enhancements and installation activities there. The FBO provides fuel, oxygen, aircraft parking, flight training and catering, ground transportation, supplies, pilots' lounge, and rental cars, in addition to becoming a major center for aircraft repair, maintenance and upgrades. The intent is to build the business by offering unique products and services while developing a service organization to provide major overhaul and enhancements. The initial stage of the business plan consists of basic FBO services offered to an expanded customer base. Registrant can attract significant business through expansion of services offered and an effective public relations effort. The acquisition of Supplemental Type Certificates (STCs) to offer additional and unique services and enhancements for planes is planned in stages. A very unique opportunity exists due to an FAA-sponsored $16 million capital improvement program at the Airport, which is scheduled to be completed in late 2004.

Detailed Information
--------------------
On December 5, 2002, Wind Dancer Aviation Services, Inc. ("Wind Dancer"), a wholly owned subsidiary of Registrant, purchased certain hard assets and inventory and fuel associated with the former Fixed Base Operator ("FBO"), at Stevens Field, Archuleta County, Colorado from the Board of County Commissioners of Archuleta County, Colorado ("Seller"). The total consideration paid was $103,375.76.

In December 2003, the Company repaid the loan used to finance the acquisition in full.

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

The intent is to build the business by offering unique products and services while developing a service organization to provide major overhaul and enhancements. The initial stage of the business plan consists of basic FBO services offered to an expanded customer base. The Company believes it can attract significant additional business through expansion of services offered and an effective public relations effort (in conjunction with the Airport and local government). The acquisition of Supplemental Type Certificates (STCs) for turbo chargers offers an additional and unique services and enhancements for planes is planned in stages. Wind Dancer stands to benefit from the ongoing major improvements at Stevens Field, which are being spearheaded by the FAA, which should substantially increase air traffic upon completion due to increased capacity as to planes which will be able to land at and take off from the airport. Phase I of the improvements, which consisted of purchasing land and completing improvements to 500 feet of runway at the far end of the Field, is finished. The Project has commenced Phase II, which consists of the balance of the rebuild of the runway to allow aircraft up to 70,000 pounds to land and take off, brings the total Project cost to approximately $16,000,000.

In 2003, EENT purchased over 50 STCs (supplemental type certificates which are unique designs for aircraft parts, which are FAA-approved for exclusive installation of specific parts on specific aircraft types - the owner of an STC has the exclusive right to manufacture a specific part for a particular aircraft type, which right provides expanded protection beyond that offered by a patent.), for a purchase price of over $100,000. These STCs are for various types of turbocharger kits, which enable already existing engines to travel more efficiently at higher altitudes, therefore prolonging the usefulness of existing engine technologies. The development of the STC projects is a long term goal, and will require additional capital to be effective, As of early April 2004, Wind Dancer has streamlined its operations in the short term to focus on fuel sales and maintenance, including installation of third party turbocharger systems. In addition, Wind Dancer terminated the employment of Tylor Hall thus significantly reducing personnel costs.

The FBO business should break even in late 2004 and in the opinion of Company management constitutes a solid base upon which to build. EENT's plan is to systematically add business services while airport improvements are in process with the goal of becoming a successful provider of new products at a "new" airport, in a very favorable destination.

Aircraft Enhancements
---------------------
FAA Type Certificates (TC) and Supplemental Type Certificates (STC) are the aviation equivalents of a patent. If the manufacturer decides to make major changes to an airframe design, it must go through a new FAA certification program. An examination of the fuselage of Aero
Commanders and most other general aviation aircraft will show relatively little change over a 30 year period. The basic airframe is designed to last 10,000 to 25,000 hours and the average yearly use is 200 flying hours (50 to 125 years). Aircraft manufacturers are producing airplanes today that were designed and certified by the FAA 20, 30 even 50 years ago.

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

Turbocharger Power Systems
--------------------------
Many general aviation aircraft lack modern, high power engines due to static designs. Since the airframes are still very much in demand, there is huge potential to upgrade through provision of modernization enhancement such as engine turbo charger kits. In early days of aircraft turbo-charging, little was known, understood or given attention to the effects of induction heat caused by the air being compressed. The early systems were designed so the aircraft owner could choose either normally aspirated or turbo-charged. A problem developed later when a turbocharger "coked up" because the turbine did not run continuously. Much has recently been learned about inter-cooling, maximizing gas velocities, waste gate controls and sealed exhaust systems.

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

The distribution of products and services will be through Wind Dancer. There is no direct competition to the FBO as the FBO is the only one operating at Stevens Field, although the Lease does provide that the Board may authorize further FBOs in the future, as required by federal law and regulation (but, as Wind Dancer occupies the only hangar, a new FBO would need to secure a new hangar). The major raw material is aviation gas and jet fuel, which Wind Dancer purchases from Western Petroleum, Inc., which is a Chevron supplier. Wind Dancer is in the process of negotiating a full fuel supply contract with Western Petroleum, which shall also include a nominal amount of capital expenditure financing. Wind Dancer does not depend on any one or several major customers, and its customer base is both local pilots and transient general aviation aircraft business. Wind Dancer has no intellectual property at the current time, until the purchase of the STCs if, as and when consummated. There is governmental approval required to obtain STCs; however, Wind Dancer anticipated that when it purchased the STCs, governmental approval would already have been obtained. The aircraft industry is heavily regulated by the FAA, and many of the STCs require updating. There are compliance requirements for environmental purposes for fuel spills at the federal, state and local government levels, which the FBO complies with.

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

Gas Gathering Enterprises, LLC

Overview
--------
Registrant's Gas Gathering System is located in Caddo Parish, Louisiana in the Caddo Pine Island Field (the "Field"), which was discovered in 1905. Several geological formations have been developed for both oil and gas production, with over 25,000 successful wells having been drilled to date. In recent years, new drilling (400 to 500 wells) continues to produce shallow gas as well as some deeper oil and gas zones. Registrant's Gas Gathering System is a branch-like construction approximately 72 miles long, which winds throughout portions of the Field that have heavy concentrations of wells. Ready access to various leases throughout the Field provides a convenient, inexpensive method of gathering the vast amounts of casing head gas that are otherwise vented into the atmosphere from the more than 10,000 Annona Chalk wells which are located in the Field. Despite the fact that the Field has been in operation since 1905, it is estimated that only 15% to 20% of the total oil and gas reserves in the Field have been captured. Registrant estimates that it will be able to connect 5,000 wells in a two year period, with an average daily output of 2-3 mcf (thousand cu. ft.) of gas.

Natural Gas Industry
--------------------
According to the U.S. Department of Energy Information Administration's Historical Natural Gas Annual 1930 - 2000, dated December 2001, total U.S. consumption of natural gas in 2000 was 22,546,944 million cubic feet. From 1983 - 1999, consumption increased on an annual basis, although the numbers in 2000 showed a slight decrease from 1999. This recent historical increase in demand demonstrates a burgeoning market. Smaller companies can capitalize on the fact that major players in the oil and gas industry often ignore or abandon smaller, less productive fields and formations, preferring the large profits available in easily accessible fields, although these smaller fields still yield significant amounts of gas. The natural gas market is a $90 billion per year industry (U.S. DOE 1999 report). An article on Hoovers.com, entitled "Energy", by Stuart Hampton, states: "Increased demand for natural gas to fuel power plants has encouraged more exploration for that resource as well, and it has created more business for natural gas transporters and marketers." EENT's Gas Gathering System addresses the growing national need for alternatives to the traditional sources of energy, in particular to foreign crude oil.

Detailed Information
--------------------
As Americans seek more and better ways to trim their energy costs and consumption and to reduce dependence on foreign energy resources, greater emphasis is being placed on finding viable fuel alternatives. Registrant is contributing to the effort to reduce Western dependence on foreign energy sources by capturing and making available natural gas that would otherwise be vented into the atmosphere during the oil pumping process.

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

In 2002, Registrant had significant challenges in operation of its Gas Gathering System. Its original gas purchaser, Prism, was shut down approximately six weeks during the first three quarters of 2002. Registrant then attempted to sell its gas to Koch/Gulf South through an intermediary, Metro Energy, which is located in the Caddo Pine Island Field, but Metro lacked sufficient equipment to process the gas. Unfortunately, Registrant was not able to sell directly to Koch due to the amount of capital required to be able to install and run the necessary equipment.

Therefore, Registrant determined on February 18, 2003 that its best course of action is to attempt to sell the Gas Gathering System.
During the first quarter of 2003, Registrant approached in excess of six different parties to locate a purchaser. It only identified one interested party (American West Resources, Inc. of Fort Worth, TX ("American West")) with which it has a letter of intent to sell the System (100% of the membership interest in Gas Gathering Enterprises, LLC, Registrant's wholly owned subsidiary, which owns the system) for a purchase price of $500,000. Pursuant to a letter of intent, dated March 7, 2003, American West was entitled to a 30 day exclusive period in which to post a $50,000 non refundable deposit to purchase the System, with closing no later than 90 days from March 7, 2003. On
April 3, 2003, Registrant signed an amendment to the letter of intent to extend the exclusive period to expire no later than 60 days from March 7, 2003. On May 8, 2003, the Company entered into a revised letter of intent with American West whereby the purchase price would be $500,000, if the closing occurs on or before November 1, 2003, $650,000 if the closing occurs between November 2, 2003 and May 1, 2004 and $800,000 if the closing occurs between May 2, 2004 and November 1, 2004. Upon closing the Company would also retain an 8% net profit interest in Gas Gathering as defined in the letter of intent.

Prior to closing, American West would operate the system and receive all gross proceeds until November 1, 2003, with the Company receiving 50% of net proceeds thereafter until closing. The President, Chief Executive Officer and majority shareholder of America West is the father in law of the Company's President and Chief Executive Officer. There can be no assurance that this sale will take place, and as of December 31, 2003, EENT had derived no significant revenue from the System in 2003.

Other
-----

There have been no bankruptcy, receiverships, or similar proceedings by or against Registrant.

As of December 31, 2003, Registrant and its subsidiaries had four full time employees other than their officers and directors. Each of Registrant's CEO, CFO and General Counsel are to receive a salary of $180,000 per year, but the CEO received less than $100,000 in 2003 and the CFO and General Counsel each received under $80,000. No one is represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

Registrant's executive offices are located at 5308 West Plano Parkway, Plano, Texas, which it leases on a monthly basis, at competitive market rates. Wind Dancer Aviation maintains its offices at the FBO.
Registrant believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be obtained as and when needed. There are leased offices for Gas
Gathering in Shreveport, Louisiana.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

On or about November 26, 2003, Registrant submitted the following to a vote of security holders, through a Written Consent of Shareholders in Lieu of an Annual Meeting:

1.  Election of Willard G. McAndrew, III, Roger N. Wurtele and
    Robert G. Farris to hold office until the next annual meeting of shareholders and until a successor is elected and has qualified, or until such director's earlier death or removal.

2. Selection of Marcum & Kliegman, LLC to audit the consolidated financial statements of Registrant for the fiscal year ending
    December 31, 2003.

3.  Ratification of purchase of assets from Kelly Aerospace Power
    Systems, Inc. on June 27, 2003, and purchase of assets from Mr. RPM, LLC, on or about September 17, 2003.

4. Amendment to increase the authorized shares of Registrant's stock to 200,000,000: 180,000,000 shares of common stock and 20,000,000 shares of preferred stock (not enacted).

The number of shares voted in favor of items 1 (including each director in item 1) - 3, and the first part of item 4 (increasing the authorized common stock) were 42,341,149, against were 0 and abstaining were 15,894,836. The number of shares voted in favor of the second part of item 4 (the authorized preferred stock) were 27,432,958, against were 14,908,191 and abstaining were 15,894,836.

For further information on the foregoing items 1 - 4, please refer to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission, on November 26, 2003.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's Common Stock is traded on the OTCBB under the symbol EENT and has been traded on the OTCBB since the Registrant's initial public offering (under Rule 504) in 2000. According to records of the Registrant's stock transfer agent, Registrant had 572 stockholders of record as of December 31, 2003. The following table sets forth the low and high bid price of the Company's Common Stock, based on the last bid price, in each of the Company's last eight quarters:


Quarter Ended	   Low Bid Price	   High Bid Price
-------------        -------------     --------------
December 31, 2003         .06               .21
September 31, 2003        .09               .20
June 30, 2003             .05               .15
March 31, 2003            .05               .15
December 31, 2002         .04               .14
September 30, 2002        .03               .08
June 30, 2002             .03               .16
March 31, 2002            .14               .49


The reported high and low bid prices of our common stock are above for each quarter during the last two complete fiscal years. The high and low bid price for the periods in 2002 and 2003 shown above are quotations from the OTCBB. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

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

As of the date of filing this Annual Report, there has been trading in the common stock; the current bid/ask prices are roughly in the range of $0.38/$0.41. There has been increased volume in early 2004 and the sales were 56,938 shares at $0.41 per share close on April 12, 2004.

Registrant has adopted the policy to reinvest earnings to fund future growth. Accordingly, Registrant has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

Recent Common Stock Transactions

On January 17, 2003, in connection with a private offering, the Company sold 500,000 shares of common stock to an investor at $0.10 per share
                                  19

or $50,000. The Company also issued warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $0.25 expiring on January 16, 2005

On January 21, 2003, the Company issued 260,000 shares of common stock valued at $28,600 to consultants for services to be provided.

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

On March 21, 2003, the Company issued 382,942 shares of common stock (201,817 shares of which were accrued for at December 31, 2002) to an investor in connection with an ant-dilution agreement.

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

On June 18, 2003, an investor purchased 1,000,000 shares of the Company's common stock at $0.05 per share or $50,000. The Company also issued rights to this investor to purchase and additional 1,000,000 shares for $0.05 per share or $50,000 on or before September 6, 2003. The Company and the investor agreed to exercise this right on August 7, 2003 for 1,100,000 shares at $0.045 per share or $50,000.

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

On June 27, 2003, an investor purchased 1,604,909 shares of the Company's common stock at $0.0303 per share or $48,629.

On June 30, 2003, the Company issued 729,182 shares to an investor in regards to an anti-dilution agreement.

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

On July 24, 2003, the Company issued 15,250,000 shares to officers and employees of the Company valued at $1,830,000 for services provided.

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

On September 23, 2003, the Company issued 99,000 shares of common stock valued at $12,870 to a consultant for services provided.

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

On October 15, 2003, the Company issued 500,000 shares of common stock valued at $75,000 to a consultant for services to be provided based on a consulting agreement. On December 2, 2003 the Company extended the consulting agreement and issued an additional 600,000 shares of common stock valued at $102,000 for services to be provided. Subsequently on February 5, 2004, the Company terminated this consulting agreement.

On October 16, 2003, in connection with a private offering, an investor purchased 1,000,000 shares of the Company's common stock at $0.05 per share or $50,000. This investor was also issued warrants to purchase 200,000 shares of the Company's common stock with an exercise price of $0.01 per share expiring October 30, 2005.

On October 16, 2003, the Company issued 399,750 shares to an investor in regards to an anti-dilution agreement.

On November 17, 2003, in connection with a private offering, an investor purchased 1,000,000 of the Company's common stock at $0.05 per share or $50,000.

On November 25, 2003, the Company issued 473,685 shares of the
Company's common stock to officers of the Company valued at $71,052 for services provided.

On November 25, 2003, the Company issued 50,0000 shares of the Company's common stock to an employee of the Company valued at $7,500 for services provided.

On November 25, 2003, the Company issued 100,000 shares of common stock valued at $15,000 to a consultant for services provided.

On December 2, 2003, the Company issued 25,000 shares of common stock valued at $4,250 to a consultant for services provided.

On December 2, 2003, in connection with a private offering, two investors purchased 400,000 of the Company's common stock at $0.05 per share or $20,000.

On December 12, 2003, the Company issued 200,000 shares of common stock valued at $40,000 to a consultant for services provided.

On December 12, 2003, in connection with a private offering, two investors purchased 300,000 of the Company's common stock at $0.05 per share or $15,000.

On December 12, 2003, in connection with a private offering, an investor purchased 50,000 of the Company's common stock at $0.10 per share or $5,000.

On December 12, 2003, the Company issued 150,000 shares of common stock valued at $28,500 to a consultant for services provided.

On December 30, 2003, in connection with a private offering, two investors purchased 200,000 of the Company's common stock at $0.05 per share or $10,000.

On December 30, 2003, the Company issued 2,527,223 shares to an investor in regards to an anti-dilution agreement.

On December 30, 2003, the Company issued 6,000,000 shares of the
Company's common stock valued at $900,000 to officers of the Company for services provided.

On December 31, 2003, in connection with a private placement offering, the Company sold 300,000 shares of the Company's common stock to an investor at $0.05 per share or $15,000. At December 31, 2003 a stock subscription receivable of $15,000 is recorded relating to this private placement.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
Registrant operates businesses which provide products to various aspects of the transportation industry (long haul trucking and general aviation) which supply innovative products to promote efficiency of operation of motor vehicles, reduce fuel consumption and assist in reducing pollutive emissions from operation of motor vehicles.

Registrant also owns a natural gas gathering system in Louisiana, which was being operated by a third party, American West Resources, Inc., as of December 31, 2003, which also had an option to purchase such System; however, minimal amounts of revenue were generated from the System activity during 2003, and the manager did not exercise its option. Although the manager has had gas flow through the System and the potential to increase such flow, the System has been subject in recent months to several hiatuses in operation. Additionally, the manager has not provided Registrant with any definitive indication as to availability of cash flow to continue operation or ability to raise investment funds to purchase the System, despite requests from Registrant. Therefore, Registrant has concluded that it is unlikely that the manager will be able to close and has shifted focus away from the System. However, Registrant is currently seeking alternative buyers for the System.

Long Haul Trucking Industry and the AXP 1000 (according to statistics gleaned from Truckinfo.net in late March 2004):

* The overall U.S. trucking industry employs over 9 million individuals, with an estimated 15.5 million trucks overall, of these 1.9 million are tractor trailers.

* There are an estimated 3.3 million truck drivers, with 10% being independent truckers (mostly owner operators).

* There are also over 360,000 trucking companies with 96% operating 28 or fewer trucks.

*   Total revenue estimates are $255 billion per year.

* However, profit margins are very small ($.048 per dollar of revenue), and the average trucker earns under $40,000 per year, with 12.8% of all fuel purchased belonging to truckers.

* The U.S. Department of Labor estimates that the demand for employment of truck drivers may triple by 2020 from current levels.

Given these small profit margins and the January 2004 federal mandates requiring 10 hours of rest for every 11 hours driven (combined with the state and local anti idling laws), there is a need for solutions which can achieve the combined goals of: utilizing all means possible to take measures to increase profit margin and compliance with the increased and more enforced federal and state legislation affecting long haul trucks. Solutions to be used must combine these two goals. Hence, the increasing popularity of auxiliary power units ("APUs") other alternatives, such as truck stop electrification, exist, but require large capital expenditures and are thus less likely to become prevalent.

EENT's experience is that although APUs have been around for several years, the recent increase in diesel prices, combined with stricter enforcement, has placed a spotlight on this cottage industry (with industry estimates that it could become a $2.5 billion dollar per year industry), which heretofore had been filled with small niche players with minimal followings. Such newfound industry is evident from the formation of a trade association for APU manufacturers (Idle Eliminators Manufacturing Association) and various conferences (such as the May 2004 Anti Idling Conference in Albany, New York). Additionally, EENT has participated in several trucking industry trade shows over the past 13 months, with increased interest in the AXP 1000 at each show.

Given the size of the market, EENT believes that there is ample room for itself and its competitors. With estimates of 500,000 or more long haul trucks on the road today, even if EENT were to only capture a 1% market share, with an average sales price of $5000 per unit, this represents gross revenues of $25,000,000. If EENT can overcome its two biggest challenges, sound and production, EENT believes it can sell 1000 - 2000 units in 2004, which would yield $5,000,000 - $10,000,000 in sales.

The AXP 1000 has also been successful in distinguishing itself from its competitors in several areas, including:

*   Lower cost

*   Lighter weight

*   Only unit to sit between the rails

*   Low maintenance burden

The biggest overall challenge is coordinating production/supply chain and sales. EENT is in the process of purchasing BMZ Generators, its contract assembly facility, which in its current space can assemble 30
- 50 generators per month. BMZ's owner, Freddy Pereira, has purchased a large facility in Pompano Beach Florida, which is in the process of being built out, with expectations of completion during the Summer 2004. Upon completion, EENT will be leasing space from Pereira and expects initial assembly volume to be close to 100 units per month.
By purchasing BMZ, EENT will also have direct access to its generator manufacturer, thus controlling supply.

The BMZ purchase will give EENT the opportunity to expand into other stand alone and portable generator markets in the future, such as the marine, aviation and military industries, thus giving it flexibility in expansion of revenue base should the APU market become saturated. Also, the facility will become, under the aegis of Freddy Pereira, ISO 9001 certified, allowing it to be an industry accepted testing facility for its products.

On the supply chain issue, in March 2004, Registrant's CEO and CFO traveled with BMZ owner, Freddy Pereira, to meet with the manufacturer of the custom made generator used in the AXP 1000. The meetings proved successful in allowing Registrant to conduct sufficient due diligence to be comfortable that the manufacturer will be able to meet Registrant's increasing product need.

With regard to the challenge of reducing the sound emission level with the AXP 1000, Registrant is applying to a program sponsored by NASA, called SATOP (Space Alliance Technology Outreach Program) which provides up to 40 hours of free technology assistance to small businesses looking to apply space technology (such as noise reduction) to the private sector. EENT is in the process of applying for the program and feels that it meets the outlined qualifications. Additionally, Registrant is exploring opportunities in the private sector to take advantage of quieter technologies. It is significant to note that, although noise reduction is an ongoing process, the sound level from the AXP 1000 is still significantly lower than from a truck's main engine or the generator used for cooling by reefers (refrigerated truck trailers).

General Aviation/Wind Dancer:

The discussion in the business section provides ample detail on the industry. While EENT had placed great confidence in the ability to produce marketable product from its STC purchases experience has shown that this process will take significantly more time and funding than anticipated. Therefore, EENT has determined to instead concentrate on Wind Dancer's "bread and butter" businesses - fuel sales and general aviation aircraft maintenance and installation of third party turbocharger systems. While Wind Dancer will not generate large amounts of revenue, it is generating at present, an average of $40,000 per month, and although there will be a dip over the summer as the Stevens Field runway length is reduced to 4000 feet, upon completion of runway renovations, Wind Dancer will benefit from the ability of jet aircraft to take off with full loads of fuel (increase in weight to 70,000 lbs. from 16,000 lbs.), which should greatly increase Wind Dancer's sale of jet fuel, from increased number of jets using the airport, and jets purchasing more fuel (instead of taking off with partially filled tanks due to weight limitation with the need to stop at another general aviation airport with higher weight capacity to top off tanks). While EENT is exploring the efficacy of pursuing the STC program, at present, it has determined that the priority is to use available cash to fund AXP 1000 needs, and it is considering sale of some of its STCs to a third party.

Additional 2004 Goals:

Management has, in addition to product specific goals, undertaken to use its reasonable best efforts to accomplish the following in 2004:

* Listing on the Australian Stock Exchange to ease buying and selling of EENT stock by Pacific Rim Shareholders

* Preparation for listing on a U.S. regulated exchange (most probably the American Stock Exchange) and effectuating that listing, depending on ability to meet listing criteria, in late 2004 or early 2005

* Implementation of further internal controls and policies and procedures to continue to self manage the growth of Registrant's business and personnel as the business expands

* Possible sale of non revenue generating assets, such as the Gas Gathering System, and certain STCs owned by Wind Dancer Aviation, to create additional cash available to utilize in the growth of the AXP 1000 and Wind Dancer business segments and to explore additional genset applications, as discussed under the AXP 1000 heading above

* Shift from reliance of use of outside consultants for support services (such as investor relations) to self reliance for such services through the use of internal resources and personnel

* Identification of new markets for products and long range business planning for all business units

RESULTS OF OPERATIONS

As of December 31, 2002, Registrant had realized minimal revenues of $99,257. As of December 31, 2003, Registrant had realized revenues of
                                  27

$383,262. The major source of revenue was Registrant's wholly owned subsidiary, Wind Dancer Aviation, which completed its first full year of operation in 2003. Sales and installations of AXP 1000 units did commence in December 2003, but revenues yielded were minimal. As AXP 1000 sales increase, the revenue generated from that business segment are expected to increase dramatically. Also, although Wind Dancer has not been able to capitalize on the STC development aspect of its business plan, due to challenges of capital and time needed to fully develop product, it has cut costs and dramatically increased the amount of its maintenance work and installations of third party turbocharger systems and related items in early 2004, a trend expected to continue. With the completion of the expanded runway in 2004, which should greatly increase fuel sales (which will taper off over the Summer 2004 when the runway is partially shut down (only 4000 feet open), fuel sales (especially jet fuel) should increase markedly.

Expenses for the year ended December 31, 2003 were $4,818,463, as opposed to $1,674,700 for the year ended December 31, 2002. The reason for the increase in expenses was that Registrant increased operations and hired several outside consultants on a stock compensation basis, as cash was a limited commodity. In 2003, Registrant retired debt in the aggregate amount of $251,884. Of the $4,818,463, $1,462,745 was due to selling, general and administrative expenses, with $126,785 in product development, $24,719 in Gas Gathering System operating expenses, and $540,000 in officer salaries (approximately $609,523 (aggregate 2002 and 2003) of which is accrued and not paid).

Both the AXP 1000 business and Wind Dancer Aviation lost significant amounts of money in 2003 as both were still in a development stage and thus required cash outlays without corresponding returns. Additionally, Registrant paid for approximately $236,861 worth of inventory and parts. As Registrant continues through its transition from product and business development to business operation and production, cash flow should increase significantly. Indeed, if current trends continue, assuming runway completion by the end of the third quarter, Wind Dancer Aviation may "break even" during the fourth quarter of 2004, on a then current basis.

The activities management took to record expenses consisted mostly of development of its AXP 1000 product and acquisition and commencement of the Fixed Base of Operations business, including acquisition of STCs. Management also spent significant time on fund raising activities.

A review of cash flows from operating activities shows net cash used in 2003 of $1,112,145 opposed to $564,284 in 2002. The net cash used in 2003 in operating activities resulted from operating expenses, less amounts mainly for stock based compensation, accounts payable and accrued expenses, and accrued expenses, officers. A review of cash flows from investing activities shows $25,128 in 2003 as opposed to $189,551 in 2002. The main categories in 2003 consisted mainly of investment by Registrant of funds into its subsidiary, Wind Dancer Aviation Services, Inc., for the purchase of STCs and additional capital expenditures for Wind Dancer. A review of cash flows from financing activities shows $1,126,480 in 2003, as opposed to $680,000 in 2002. In 2003 financing activities consisted of $514,749 in proceeds from notes payable, stockholders, $24,131 from notes payable, net and $587,600 from proceeds from the issuance of common stock. Items 5 and 12 detail this financing activity.

Registrant had a net loss of $5,041,657 at December 31, 2003, resulting in a net loss per share of $.12.

Selling, general and administrative expenses at December 31, 2003 were $1,462,745.

LIQUIDITY AND CAPITAL RESOURCES AND FISCAL CONDITION

During 2003, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $1,126,480, which was the balance of proceeds raised in several private Section 4(2) stock sales and note payable agreements.

Registrant believes that its existing cash balance and future operating cash flows should be sufficient for near term operating needs (given the completed capital raise in February 2004). However, the raise did not contemplate purchase of BMZ which will cost an additional $500,000, $200,000 in cash (to be raised as acquisition capital) and $300,000 in restricted Common Stock of Registrant. Given the increased production capacity upon acquisition and move of operations to BMZ's new facility, Registrant's cash flow should cover the increased cost of BMZ's operations, which EENT projects will be $100,000 until BMZ breaks even for a period of 90 days (assuming full production and AXP sales, but without sales and production, this amount is not a commitment, and operations would be scaled back so the amount would likely be $30,000). Even with an estimate of sales of 1000 AXP 1000 units in the next 12 months, and with a projection of $1000 gross profit per unit, the additional $1,000,000 in cash flow (with Registrant's current bank deposits of approximately $1,000,000 from the first quarter capital raise) should carry Registrant's cash requirements through the end of 2004.

As mentioned in the overview, the length of time to completion of the Stevens Field runway expansion is significant as during the construction period, there will be limited access to the Field, which will cause decreased amounts of fuel to be sold during the Summer of 2004, typically the FBO's busy season for fuel sales. However, Wind Dancer should be able to continue to consistently attract maintenance and third party turbocharger installation work to offset the potential loss of $20,000 - $30,000 in fuel sale revenue over the second and third quarters. Once the construction is complete and jets can land and take on more fuel, there should be offsetting sales of fuel in the fourth quarter to substantially counteract the intermediate losses.

With regard to known trends and events reasonably expected to have a material impact on net sales and revenues, Registrant strongly believes that the heightened interest in idling alternatives should provide a stronger demand for the AXP 1000 device. Uncertainties include whether there can be sufficient noise reduction in the AXP 1000 to overcome objections from some long haul truckers (the AXP 1000 is air cooled rather than water cooled, so it has a somewhat elevated noise level when
compared with liquid cooled devices).   If not, EENT will focus on the
segment of the market where noise is not as much of a factor (i.e.: liquid haulers where weight reduction is paramount (the AXP 1000 is one of the lightest weight alternatives in the 5 kW category) and refrigerated container haulers or "reefers" which are loud due to the refrigeration apparatus in any case, so noise is not as much of a concern). There is also concern over the reliability of the Frigette

HVAC unit currently used, but management believes alternatives are available. Also, Registrant does not believe it will be faced with the same delays it experienced in 2003, which were largely caused by cash flow issues.

The other major uncertainty is the extent to whether new technology will appear that will make the small generator/engine genset used by EENT obsolete. Given the potential development of other power generator technologies, there may be a limited window of 5 - 10 years for EENT's technology as currently configured. Therefore, EENT, in addition to gearing up for current production, is looking into commencing a research and development project for its next generation products, which is envisioned to be a part of the AXP 1000 business unit, with project specific funding, to be determined in the future as the details of such research and development products come to fruition. Discussions for a joint venture with a company with a potential alternative fuel generation source are under way. Registrant is also in the process of securing its next generation engine driven genset, to replace the currently used Lombardini engine. This is an intermediate step to be taken before putting an alternative fuel generation source into commercial production.

Another guard against obsolescence is looking for new markets for BMZ generators. Therefore, Registrant will commence exploration of marketing and sales for the generator products in other likely industries, most notably marine, aviation and military.

Of course, EENT's business is subject to customary and usual business risks, not necessarily subject to its control, including, but not limited, to:

*   Ordinary operating risks (product, labor and capital cost increases)

*   General economic conditions

*   Changes in laws and regulations

*   Competition

*   Stock and product market volatility

*   "Acts of God"

ITEM 7.  FINANCIAL STATEMENTS AND SELECTED FINANCIAL DATA

Registrant's financial statements for the years ended December 31, 2002 and December 31, 2003 audited by Marcum & Kliegman, LLP, are included herein in full.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8-A.  CONTROLS AND PROCEDURES.

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

Based on their evaluation of the Company's disclosure controls and procedures which took place as of December 31, 2003, the Chief Executive Officer and the Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

Internal Financials Controls

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

The names, addresses, ages and positions of the current officers and directors is set forth below:


Name and Address          Age        Position(s)
-----------------------   ---        ------------------------------------
Willard G. McAndrew III   49         Chairman, President, Chief Executive
                                       Officer and Director
Roger Wurtele             57         Vice President, Chief Financial
                                       Officer and Director
Jolie Kahn                39         General Counsel and Secretary
Robert Farris             77         Director


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

ITEM 10.  EXECUTIVE COMPENSATION

As of December 31, 2003, the CEO had been compensated $98,925 and 8,257,895 (8,000,000 shares of restricted stock and 257,895 shares of "S-8" stock) shares of stock for his services, the CFO had been compensated $63,816 and 8,257,895 (8,000,000 shares of restricted stock and 257,895 shares of "S-8" stock) shares of stock for his services and the General Counsel was compensated $77,834 and 5,257,895 (5,000,000 restricted shares and 257,895 shares of "S-8" stock) shares of stock.

                                                    SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION                                LONG TERM COMPENSATION
                    ----------------------------------------------------------------------------------------------------------------

                                                                                Awards                        Payouts
                                                          --------------------------------------------------------------------------
Name and                                                 Other       Restricted       S8         Securities
Principal                                                annual        Stock         Stock       underlying    LTIP     All other
Position     Year   Salary    Year   Salary    Bonus  compensation     Awards        Awards      Options/SARs  Payouts  compensation
------------------------------------------------------------------------------------------------------------------------------------
CEO
Willard G    2002   $180,000  2003   $180,000                         8,000,000 sh.  257,895 sh.
McAndrew

CFO
Roger        2002   $180,000  2003   $180,000                         8,000,000 sh.  257,895 sh.
Wurtele

General
Counsel
Jolie        2002   $180,000  2003   $180,000                         8,000,000 sh.  257,895 sh.
Kahn


On November 21, 2003 registrant's Board of Directors adopted registrant's 2003-2004 Consulting Services Plan (the "Consulting Plan") in order to advance the interests of the registrant by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the registrant by employees, directors and former directors of, and contractors and consultants to, the registrant, and its Subsidiaries who have: 1) served without salaries or other compensation during time periods for which stock is awarded; and 2) assisted the registrant with support services for its business development. The Consulting Plan provides for an aggregate of 1,000,000 shares of the registrant's $.001 par value common stock, currently valued at $.095 per share (but subject to change on market fluctuation) that may be awarded from time to time at the sole discretion of the Board of Directors. The Plan was filed as an Exhibit to Registrant's Form 8-K, filed with the U.S. Securities and Exchange Commission on November 24, 2003. Approximately 600,000 shares have been issued under this Plan as of the date of filing this Annual Report.

On December 22, 2003, Registrant's Board of Directors voted unanimously to implement salary increases as follows:

CEO: Salary to increase to $210,000 per year on the first day of the first month in which the Corporation ships 30 AXP 1000 units; salary to increase to $240,000 per year on the first day of the first month in which the Corporation ships 1000 AXP 1000 units; and salary to increase to $260,000 per year on the earlier of (i) January 1, 2005 and (iii) the first day of the first month in which the Corporation ships 250,000 AXP 1000 units.

CFO: Salary to increase to $195,000 per year on the first day of the first month in which the Corporation ships 30 AXP 1000 units; salary to increase to $210,000 per year on the first day of the first month in which the Corporation ships 1000 AXP 1000 units; and salary to increase to $230,000 per year on the earlier of (i) January 1, 2005 and (iii) the first day of the first month in which the Corporation ships 250,000 AXP 1000 units.

General Counsel: Salary to increase to $200,000 per year on the earlier of (i) January 1, 2005 and (ii) the first day of the first month in which the Corporation ships 250 AXP 1000 units.

In addition, the CEO is authorized, in his discretion to issue up to an additional 25% of cash compensation per officer in each calendar year for incentive bonuses and discretionary raises.

The terms of these increases and other significant employment terms shall be memorialized in employment agreements which should be executed and attached as an Exhibit to Registrant's Form
10-QSB for the quarter ended March 31, 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of Registrant's directors, officers and key employees, individually as of December 31, 2003 and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.


-----------------------------------------------------------------------------------
                                                      Amount and
                          Name and Address            Nature of
                            of Beneficial             Beneficial         Percent
Title of Class                  Owner                 Ownership          of Class
-----------------------------------------------------------------------------------

Common Stock              Willard G. McAndrew III     11,131,499(D)       14.90%
                          5308 W. Plano Parkway
                          Plano, Texas 75093

Common Stock              Roger N. Wurtele            10,543,499(D)       14.11%
                          5308 W. Plano Parkway
                          Plano, Texas 75093

Common Stock              Jolie G. Kahn                6,396,257(D)        8.56%
                          5308 W. Plano Parkway
                          Plano, Texas 75093

All Officers and                                      28,071,255(D)       37.56%
Directors as a Group

Common Stock              Kevin W. Smyth              14,335,164(D)       19.18%

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

Notes Payable to Stockholders

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

On November 29, 2002, March 11, 2003 and March 13, 2003 as part of investment agreements, the Company entered into three note payable agreements with a stockholder aggregating $70,000, which accrued interest at 10% and was due in monthly installments through October 2003. On December 2, 2003 the Company entered into a note termination agreement with this stockholder whereby the Company issued 1,750,000 shares of the Company's common stock valued at $0.04 per share or $70,000. This issuance of stock is in full satisfaction of the then outstanding principal balance of the loan of $60,750 and accrued interest of $9,250. In connection with these investment agreements along with the note termination agreement the Company issued an aggregate of 520,000 and 50,000 warrants to purchase the Company's common stock during the years ended December 31, 2003 and 2002, respectively. In accordance with the termination agreement the exercise price of all warrants was amended to $0.001 per warrant and are exercisable through September 1, 2008. The investor exercised all of the 520,000 warrants on December 30, 2003 (see Note 11). Also in connection with these investment agreements the Company issued an aggregate of 140,000 shares of the Company's common stock valued at $7,000 to the shareholder for consulting services provided.

During the second quarter, 2003 as part of a private placement offering investors purchased 10 units for an aggregate of $100,000. Each unit consists of a $10,000 note payable, which accrues interest at 20% and is due in twelve months as well as 2,000 shares or an aggregate of
20,000 shares of the Company's common stock.   During the fourth quarter
of 2003 the Company entered into termination agreements with two of these stockholders whereby the Company issued an aggregate of 216,667 shares of the Company's common stock with an average value of $.08 per share or $17,167. The issuance of stock was in satisfaction of $15,000 of the principal balance and accrued interest of $2,167. The balance outstanding under these notes payable at December 31, 2003 was $84,000. As an incentive to certain investors an additional 6,000 shares were issued in connection with this offering.

On June 26, 2003, in connection with an asset purchase agreement, the Company issued a note payable in the amount of $30,000 due in three equal installments of $10,000 beginning every thirtieth day after the date of agreement plus 300,000 shares of the Company's common stock valued at $39,000. The balance outstanding on this Note as of December 31, 2003 was $20,000. The Company has informally agreed with the note holder to extend the due date of the note and is currently in the process of formalizing this agreement.
                                   37

On July 15, 2003, the Company entered into a promissory note agreement, which was subsequently amended on August 1, 2003 to increase the principal amount from $20,000 to $40,000. The note was also amended to accrue interest at 5% per annum and to be due February 1, 2004. In connection with this note agreement and amended note agreement the Company issued 200,000 shares of the Company's common stock.

On August 18, 2003, the Company entered into a note payable agreement with a stockholder for $250,000. This note will be repaid in the aggregate amount of $281,250. This note, when aggregated with three notes payable previously entered into with the same stockholder in the amount of $125,000 (for an aggregate of $375,000), will be repaid to the stockholder upon a potential funding from an investment company in amounts of $40,000 per month upon receipt of such funding. In connection with this note, the Company issued the stockholder 500,000 warrants, which when added to 50,000 and 300,000 warrants issued during the years ended December 31, 2003 and 2002, respectively in connection with a common stock offering and 150,000 warrants issued during the year ended December 31, 2003 in connection with the notes payable, which were thereby amended and restated, are now set to expire on August 15, 2007. The new exercise prices for the aggregate of 1,000,000 warrants are as follows: 200,000 at $0.01, 200,000 at $0.05,
200,000 at $0.10, 200,000 at $0.15 and 200,000 at $0.25.  In connection with one of these notes payable with the stockholder the Company also issued 617,058 shares of the Company's common stock.

The fair market value of the 60,000 warrants issued during the year ended December 31, 2002 approximated $2,200, estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of the 55,000 shares of the Company's common stock issued during the year ended December 31, 2002 approximated $3,750 estimated based on the average trading value of the stock.

The fair market value of the 1,220,000 warrants issued plus the value of the restated and amended warrants for the year ended December 31, 2003 was approximated $162,744 estimated at the date of grant using the Black- Scholes option-pricing model. The fair market value of the 868,058 shares of the Company's common stock issued during the year ended December 31, 2003 approximated $62,363 estimated based on the average trading value of the stock.

On April 17, 2003, the Company entered a note payable agreement with a distributor for $34,000. The note accrues interest at 7% and is payable in monthly installments of $673, principal and interest, beginning May 1, 2003 through April 1, 2008. The balance outstanding under this note payable at December 31, 2003 was $24,131

These amounts were recorded as increases to both additional paid in capital and deferred debt discount. The deferred debt discount will be amortized to interest expense over the life of the notes. Interest expense relating to this deferred debt discount for the years ended December 31, 2003 and 2002 was $1,097 and $143,572, respectively.

ITEM 13.  REPORTS ON FORM 8-K.

(a)	Registrant's financial statements for the years ended December
      31, 2003 and December 31, 2002 are included herein.


                                38

(b)	Registrant's Form 8-K, filed on March 24, 2003 is incorporated by reference herein in its entirety.

(c)	Registrant's Form 8-K/A, filed on March 24, 2003 is incorporated by reference herein in its entirety.

(d)	Registrant's Form 8-K/A, filed on March 26, 2003 is incorporated by reference herein in its entirety.

(e)	Registrant's Form 8-K, filed on April 9, 2003 is incorporated by reference herein in its entirety.

(f)	Registrant's Form 8-K, filed on July 14, 2003 is incorporated by reference herein in its entirety.

(g)	Registrant's Form 8-K/A, filed on July 21, 2003 is incorporated by reference herein in its entirety.

(h)	Registrant's Form 8-K, filed on October 24, 2003 is incorporated by reference herein in its entirety.

(i)	Registrant's Form S-8, filed on November 24, 2003, is
      incorporated by reference herein in its entirety.

(h)	Registrant's Form 8-K, filed on November 24, 2003 is incorporated by reference herein in its entirety.

Item 14.  Principal Accountant Fees and Services.

Audit Fees
----------

For the audit of the Registrant's annual financial statements for 2002 and 2003, and for reviews of the financial statements included in Registrant's Forms 10-QSB for the fiscal quarters ended March 31, 2003 and June 30, 2003 and September 30, 2003, Registrant has been billed and expects to be billed the following amounts by Marcum & Kliegman,
LLP:


FYE 2002 audit:                $35,000.00
1st 3 Quarters 10-QSB 2003:    $22,500.00
FYE 2003 audit:                $43,000.00


Tax Fees
--------

None.

All Other Fees
--------------

For the most recent fiscal year, the aggregate fees billed for services rendered by Marcum & Kliegman, LLP, other than services covered in
                                    39

Exchange Act Rule 14a-101 Item 9(e)(1) and (2), is $962.00 and was for structuring advice with respect to a potential investment opportunity.

The Board of Directors has not considered whether the services covered in "All Other Fees" is compatible with maintaining the principal accountant's independence.

Registrant does not have an audit committee, so sub - item (5) is inapplicable.

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's previously filed Reports and Forms with the SEC.

<CAPTION

Exhibit Number                Description                        Page
--------------     ---------------------------------------       ----
3(i)*              Articles of Incorporation
3(i)*              Amendment to Articles of Inc.
3(i)               Amendment to Articles of Inc.                  77
3(ii)*             Bylaws
3(ii)*             Amendment to Bylaws
4*                 Reaffirmation Agreement
10*                Promissory Note and Security Agreement
10*                Fixed Base Operator Agreement and Lease
31.1               302 Consent                                    78
31.2               302 Consent                                    79
32.1               906 Consent                                    80
32.2               906 Consent                                    81
99(i)*             Consulting Plan
99(ii)*            Purchase and Sale Agreement
99(iii)*           Consulting Plan
99(iv)*            Consulting Plan 2003- 2004


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Energy & Engine Technology Corporation

Dated:	April 14, 2004	By:	/s/  Willard G. McAndrew III
                                    -------------------------------
						President, CEO and Chairman of
                                    the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

By:	/s/ Willard G. McAndrew III
	President, Chief Executive
	Officer and Chairman of the Board

Dated:	April 14, 2004

By:	/s/ Roger Wurtele
	Vice President, Secretary, Chief
	Financial Officer and Director

Dated:	April 14, 2004

                                 ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                       AND SUBSIDIARIES

                                                               CONTENTS
-----------------------------------------------------------------------


                                                              Page

INDEPENDENT AUDITORS' REPORT                                    1


CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheet                                                 2
  Statements of Operations                                      4
  Statements of Stockholders' Deficiency                       5-6
  Statements of Cash Flows                                     7-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     9-31




                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


To the Board of Directors and Stockholders of Energy & Engine Technology Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Energy
& Engine Technology Corporation and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' (deficiency)equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy & Engine Technology Corporation and Subsidiaries as of December 31, 2003, the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


/S/ Marcum & Kliegman, LLP


New York, NY
March 5, 2004

                                ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                      AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEET

                                                     December 31, 2003
----------------------------------------------------------------------

                                 ASSETS
                                 ------

CURRENT ASSETS
--------------
 Cash and cash equivalents                               $    7,024
 Accounts receivable                                          8,062
 Inventory                                                  236,861
 Prepaid expenses and other current assets                  143,427
                                                         ----------

    Total Current Assets                                    395,374

PROPERTY AND EQUIPMENT, Net                                 301,280
----------------------

OTHER ASSETS
------------
Intangible assets, net                                       74,957
                                                         ----------

    TOTAL ASSETS                                         $  771,611
                                                         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                      AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEET

                                                     December 31, 2003
----------------------------------------------------------------------


                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                 ----------------------------------------

CURRENT LIABILITIES
-------------------
 Accounts payable and accrued expenses                   $  504,932
 Accrued expenses officers                                  609,522
 Current maturities of note payable                           8,078
 Note payable, stockholders, net of deferred
  debt discount of$86,388                                   462,612
                                                         ----------

    Total Current Liabilities                             1,585,144

OTHER LIABILITIES
-----------------
Note payable, less current maturities                        16,053
                                                        -----------

    TOTAL LIABILITIES                                     1,601,197
                                                       ------------
STOCKHOLDERS' DEFICIENCY
------------------------
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 78,557,194 shares issued and
  outstanding                                               78,558
 Additional paid-in capital                              6,194,912
 Stock subscription receivable                             (15,000)
 Accumulated Deficit                                    (6,981,306)
  Less: Deferred Compensation                             (106,750)
                                                        ----------

    TOTAL STOCKHOLDERS' DEFICIENCY                        (829,586)
                                                        ----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                        $   771,611
                                                       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                      AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the Years Ended December 31, 2003 and 2002
----------------------------------------------------------------------

                                          2003              2002
                                      ------------      ------------

NET SALES                             $    383,262      $     99,257
---------

COST OF SALES                              217,572            85,023
-------------                         ------------      ------------

    GROSS PROFIT                           165,690            14,234

OPERATING EXPENSES
------------------
 Selling general and
  administrative expenses                1,462,745         1,218,306
 Stock based compensation                3,355,718           470,628
                                      ------------      ------------

    TOTAL OPERATING EXPENSES             4,818,463         1,688,934
                                      ------------      ------------

    OPERATING LOSS                      (4,652,773)       (1,674,700)
                                      ------------      ------------
OTHER EXPENSE
-------------
 Interest expense                          209,384             4,289
 Loss on receivable, related party          27,500                --
 Loss on sale of asset, related party       22,000             2,000
 Terminated offering costs                 130,000                --
                                      ------------      ------------
    TOTAL OTHER EXPENSE                    388,884             6,289
                                      ------------      ------------

NET LOSS                              $ (5,041,657)     $ (1,680,989)
                                      ============      ============
NET LOSS PER COMMON SHARE:
--------------------------

BASIC and DILUTED                     $      (0.12)     $      (0.11)
                                      ============      ============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                             40,340,934        15,095,725
                                      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.
                                46

                                ENERGY & ENGINE TECHNOLOGY CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                        For the Years Ended December 31, 2003 and 2002
----------------------------------------------------------------------

                                   Common           Additional
                             --------------------      Paid-in    Subscriptions    Accumulated      Deferred
                             Shares       Amount      Capital       Receivable        Deficit      Compensation     Total
--------------------------------------------------------------------------------------------------------------------------------
BALANCE - January 1, 2002    10,181,907   $10,182   $  490,646    $          --    $  (258,660)    $         --     $   242,168

Issuance of common stock
 to consultants               1,386,625     1,387      201,491               --             --               --         202,878

Issuance of common stock
 to officers and employees    5,675,000     5,675      222,075               --             --               --         227,750

Issuance of common stock
 in connection with
 termination agreement        1,000,000     1,000       39,000               --             --               --          40,000

Issuance of common stock
 in connection with
 notes payable                   55,000        55        3,695               --             --               --           3,750

Issuance of warrants                 --        --        2,200               --             --               --           2,200

Issuance of common stock
 in connection with
 private placements           4,701,817     4,702      445,298               --             --               --         450,000

Net loss                             --        --           --               --     (1,680,989)              --      (1,680,989)
                             ----------   -------   ----------    -------------    -----------     ------------     -----------
BALANCE - December 31, 2002
 (Forward)                   23,000,349   $23,001   $1,404,405    $          --    $(1,939,649)    $         --     $  (512,243)
                             ==========   =======   ==========    =============    ===========     ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                  47

                                ENERGY & ENGINE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY, Continued

                        For the Years Ended December 31, 2003 and 2002
----------------------------------------------------------------------

                                     Common            Additional
                               --------------------      Paid-in     Subscriptions     Accumulated      Deferred
                               Shares        Amount      Capital       Receivable         Deficit     Compensation       Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE - December 31, 2002
(Forward)                      23,000,349   $23,001   $1,404,405    $          --     $(1,939,649)   $         --     $  (512,243)

Issuance of common stock
 to consultants                 3,959,000     3,959      539,762               --              --              --         543,721

Issuance of common stock
 to officers and employees     22,648,685    22,649    2,896,099               --              --              --       2,918,748

Issuance of common stock
 in connection with
 note payable                     868,058       868       61,495               --              --              --          62,363

Issuance of warrants                   --        --      162,744               --              --              --         162,744

Issuance of common stock
 in connection with
 private placements            21,872,213    21,872      580,157          (15,000)             --              --         587,029

Issuance of common stock
 in connection with
 conversion of notes payable    3,716,667     3,717      240,950               --              --              --         244,667

Issuance of common stock
 in connection with
 convertible debenture
 relating to terminated
 offering                         722,222       722      136,500               --              --              --         137,222

                                  48

                                ENERGY & ENGINE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY, Continued

                        For the Years Ended December 31, 2003 and 2002
----------------------------------------------------------------------

                                     Common            Additional
                               --------------------      Paid-in     Subscriptions     Accumulated      Deferred
                               Shares        Amount      Capital       Receivable         Deficit     Compensation       Total
---------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
 in connection with
 exercise of warran            570,000       570              --               --              --              --             570

Issuance of common stock
 in connection with
 assets purchase agreements  1,200,000     1,200         172,800               --              --              --         174,000

Deferred compensation               --        --              --               --              --        (106,750)       (106,750)

Net loss                            --        --              --               --      (5,041,657)             --      (5,041,657)
                               ----------   -------   ----------    -------------     -----------    ------------     -----------
BALANCE - December 31, 2003    78,557,194   $78,558   $6,194,912    $     (15,000)    $(6,981,306)   $   (106,750)    $  (829,586)
                               ==========   =======   ==========    =============     ===========    ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.












                                       49

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31, 2003 and 2002
----------------------------------------------------------------------

                                             2003             2002
                                         -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net Loss                                 $(5,041,657)     $(1,680,989)
 Adjustments to reconcile net
   loss to net cash used in
   operating activities:
  Depreciation and amortization               38,558           17,488
  Stock-based compensation                 3,355,718          470,628
  Amortization of debt discount              143,572            1,097
  Loss on sale of fixed asset,
   related party                              22,000            2,000
  Loss on receivable, related party           27,500               --
  Terminated offering costs                  130,000               --
 Changes in operating assets
   and liabilities:
  Accounts receivable                         32,676          (40,738)
  Inventory                                 (113,066)         (16,813)
  Prepaid expenses and other
   current assets                           (135,020)          (8,407)
  Accounts payables and
   accrued expenses                          236,025          263,477
  Accrued expenses officer                   181,549          427,973
                                         -----------      -----------
    TOTAL ADJUSTMENTS                      3,919,512        1,116,705
                                         -----------      -----------
    NET CASH USED IN
     OPERATING ACTIVITIES                 (1,122,145)        (564,284)
                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Purchases of property and equipment         (25,128)        (191,551)
 Proceeds from disposal of fixed asset            --            2,000
                                         -----------      -----------
    NET CASH USED IN
     INVESTING ACTIVITIES                    (25,128)        (189,551)
                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Proceeds from notes payable,
  shareholders, net                          514,749          230,000
 Proceeds from notes payable, net             24,131               --
 Proceeds from the issuance of stock         587,600          450,000
                                         -----------      -----------
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                            1,126,480          680,000
                                         -----------      -----------
    NET DECREASE IN CASH AND
    CASH EQUIVALENTS                         (20,793)         (73,835)

The accompanying notes are an integral part of these consolidated
financial statements.             50

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                        For the Years Ended December 31, 2003 and 2002
----------------------------------------------------------------------

                                             2003             2002
                                         -----------------------------
CASH AND CASH EQUIVALENTS - Beginning    $    27,817      $   101,652
-------------------------                -----------      -----------
CASH AND CASH EQUIVALENTS - Ending       $     7,024      $    27,817
-------------------------                ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
 Cash paid for:                              2003             2002
                                         -----------------------------
  Interest                               $    10,022      $       306
  Income taxes                           $        --      $        --

Non-cash investing and financing activities:

During the year ended December 31, 2002, the Company issued warrants to purchase 60,000 shares of common stock in connection with certain notes payable to shareholders. The fair market value of the warrants granted using the Black-Scholes pricing model was $2,200 and was recorded as deferred debt discount.

During the year ended December 31, 2002, the Company issued 55,000 shares of the Company's common stock in connection with notes payable
to shareholders.  The fair market value of the common stock	at
issuance date was $3,750 and was recorded as deferred debt discount.

During the year ended December 31, 2003, the Company issued warrants to purchase 1,220,000 shares of common stock in connection with certain notes payable, stockholders. The fair market value of the warrants granted using the Black-Scholes pricing model was $162,744 and was recorded as deferred debt discount.

During the year ended December 31, 2003, the Company issued 868,058 shares of the Company's common stock in connection with notes payable, stockholders. The fair market value of the common stock at issuance date was $62,362 and was recorded as deferred debt discount.

During the year ended December 31, 2003, certain shareholders converted their notes payable and accrued interest into 3,716,667 shares of the Company's common stock valued at $244,667.

In connection with two asset purchase agreements, the Company issued an aggregate of 1,200,000 shares of the Company's common stock and a $30,000 promissory note. The fair market value of the common stock issued at the date of the agreements was $174,000 and the assets acquired were inventory, property and equipment and intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.
                                  51

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 1 - Description of Business and Management's Plans
         ----------------------------------------------
  Organization and Principal Business Activity
  --------------------------------------------
  Energy & Engine Technology Corporation ("EENT" or the "Company") was incorporated under the name Bidder Communications, Inc. in Nevada on November 16, 1999. It changed its name from Bidder Communications, Inc. ("Bidder") to Energy & Engine Technology Corporation on December 5, 2001.

  The consolidated financial statements include the accounts of EENT and its wholly owned subsidiaries, Gas Gathering Enterprises, LLC ("Gas Gathering") (previously, Southern States Gas Gathering, LLC) and Wind Dancer Aviation Services, Inc. ("Wind Dancer") collectively referred to as the "Company."

  The Company, through its wholly owned subsidiaries, is the owner of a natural gas gathering system located in Caddo Parish, Louisiana, and is a fixed base operator which services general aviation aircraft in Pagosa Springs, Colorado. EENT also is the developer and marketer of AXP 1000 auxiliary power generator for long haul trucks. During the fourth quarter 2003 the Company began manufacturing operations and had sales of the AXP 1000 power generators.

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

  As part of the acquisition, the Company had also acquired from Seller (through its agent, Trailblazer), GlobalSat Technology data. In exchange for this data, the Company issued Trailblazer and Seller an option to acquire up to 25% of its interest in SSGG (the "Option") which the Company deemed to have a nominal value. The Seller and Trailblazer had also retained a 6% royalty on gross income of SSGG (the "Royalty"). The Company also agreed that Tralblazer's and the Seller's ownership in the Company would not dilute for 2 years ("Non Dilution Agreement"). On August 5, 2002, the Agreement was amended as follows: 1) The GlobalSat Technology was returned to the Seller in exchange for the termination of the Option by Seller; 2) The Royalty was terminated and instead it was agreed that seller would retain a 2% royalty on gross income of SSGG; and 3) the Non Dilution Agreement was terminated in exchange for 1,000,000 shares of the Company's common stock valued at $40,000 issued to the Seller (See Note 10). As of December 31, 2001, Trailblazer had relinquished all rights to the Royalty, the Non Dilution Agreement and the Option.
                                    52

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 1 - Description of Business and Management's Plans, continue
         ----------------------------------------------
  Management Liquidity Plans
  --------------------------
  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,041,657 during the year ended December 31, 2003, resulting in an accumulated deficit of $6,981,306. The Company also has a working capital deficit of $1,189,770 and cash on hand of $7,024. On January 23, 2004 through March 12, 2004, in connection with a private placement offering the Company sold an aggregate of 15,455,000 shares of common stock to investors for $1,545,500 (see Note 16). Also on March 1, 2004, in connection with another private placement offering, the Company sold 1,350,000 shares of common stock to an investor for $270,000 (see Note 16). As of April 1, 2004 the Company had approximately $999,000 of cash.

  In addition to the private placements from investors the Company plans to raise additional cash through the issuance of debt or equity securities and increased revenues.

NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------
  Consolidation
  -------------
  The consolidated financial statements include the accounts of EENT and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

  Revenue Recognition
  -------------------
  Gas Gathering
  Revenue is recognized at the time the product is delivered to its customers based on the agreement with America West (see Note 15).

  Fixed Base Operator
  Revenue is recognized at the time the services are performed and provided, or made available to its customers.

  AXP 1000 Power Generators
  Revenue is recognized at the time that the generator is delivered to the customer.

  Cash and Cash Equivalents
  -------------------------
  For the purposes of the statement of cash flows, the Company considers all short-term investments with maturity of three months or less when purchased to be cash equivalents.

  Inventory
  ---------
  Inventory consists of aviation fuel, parts, materials and engines and is valued at the lower of cost or market, cost being determined using the first in/first-out basis.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

  Research and Development
  ------------------------
  Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2003 and 2002 were $126,785 and $110,143, respectively and are included in selling, general and administrative expenses.

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

  Depreciation and Amortization
  -----------------------------
  Depreciation of machinery and equipment, furniture, fixtures and gas gathering equipment is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

  Advertising Costs
  -----------------
  Advertising costs are expensed as incurred. For the years ended December 31, 2003 and 2002, advertising costs were $61,128 and $957, respectively.

  Net Loss per Share
  ------------------
  Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end. Common stock equivalents have been excluded from the weighted-average shares for 2003 and 2002, as inclusion is anti-dilutive. Potentially dilutive securities (warrants) of 1,355,000 and 460,000 are outstanding at December 31, 2003 and 2002, respectively.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies, continued
         ------------------------------------------
  Use of Estimates
  ----------------
  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and disclosure. SFAS 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25. The adoption of SFAS 148 did not have an impact on net income or pro forma net income applying fair value method as the Company did not have compensatory stock options or warrants for the year ended December 31, 2003.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

  New Accounting Pronouncements
  -----------------------------
  In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B, must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on the Company financial statements.

  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on its consolidated financial position or results of operations.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

  New Accounting Pronouncements
  -----------------------------
  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligation to repurchase the issuer's equity shares by transferring assets, and 3) obligation to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the consolidated financial position or results of operations.

NOTE 3 - Property and Equipment
         ----------------------
  Property and equipment at December 31, 2003 consist of the following:


                                             Estimated
                                           Useful Lives
                                      ----------------------------
    Machinery and Equipment           $ 131,476            5 years
    Gas Gathering Equipment             218,265           20 years
    Furniture and Fixtures                6,670            5 years
                                      ---------
                                        356,411
    Less:  Accumulated depreciation     (55,131)
                                      ---------

    Property and Equipment, Net       $ 301,280
                                      =========


  Depreciation expense for the years ended December 31, 2003 and 2002 was $36,015 and $17,488, respectively.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 4 - Intangible Assets
         -----------------
  Intangible assets at December 31, 2003 consists of the following:

<CAPTION?

                                                        Estimated
                                        Amount         Useful Lives
                                       ----------------------------
Supplemental type certificates         $77,500           10 years

  Less:  accumulated amortization        2,543
                                       -------
Intangible Assets, Net                 $74,957
                                       =======

  Amortization expense for the years ended December 31, 2003 and 2002 was $2,543 and $-0-, respectively.

  Future amortization expense for the above intangible assets as of December 31, 2003 is as follows:


For the year ending December 31,             Amounts
--------------------------------             -------
            2004                             $ 7,500
            2005                               7,500
            2006                               7,500
            2007                               7,500
            2008                               7,500
         Thereafter                           37,457
                                             -------
            Total                            $74,957

NOTE 5 - Notes Payable Stockholders
         --------------------------
  On November 14, 2002, as part of a private placement offering a stockholder purchased a one quarter (1/4) unit for $5,000. This one quarter (1/4) unit consists of a $5,000 note payable which accrues interest at 10% and was due on November 14, 2003 as well as 5,000 shares of the Company's common stock plus 5,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through November 14, 2003 plus 5,000 warrants to purchase the Company's common stock at an exercise price of $0.25 per warrant exercisable through November 14, 2004. The balance outstanding on this loan at December 31, 2003 was $5,000 and the Company was in default at this date. However, during March, 2004, principal and interest were paid in full.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

NOTE 5 - Notes Payable Stockholders - continued
         --------------------------
  On December 3, 2002 the Company entered into a $150,000 note payable agreement with a stockholder which accrued interest at 10% and was due December 31, 2004. In connection with this note the Company issued 50,000 shares of the Company's common stock and it is secured by a lien on Wind Dancer's assets. On February 3, 2004, effective as of December 30, 2003, the Company entered into a settlement agreement with this stockholder whereby the Company issued 1,750,000 shares of the Company's restricted common stock valued at $0.09 per share or $157,500. This stock issuance was in full satisfaction of the outstanding principal balance of the loan of $150,000 and accrued interest of $7,500.

  On January 21, 2003, as part of a private placement an investor purchased one unit for $25,000. This unit consists of a $25,000 note payable which accrues interest at 10% and is due on January 7, 2004 as well as 25,000 shares of the Company's restricted common stock plus 25,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through January 7, 2004 plus 25,000 warrants to purchase the Company's common stock at an exercise price of $0.25 per warrant exercisable through January 7, 2005.

  On November 29, 2002, March 11, 2003 and March 13, 2003 as part of investment agreements, the Company entered into three note payable agreements with a stockholder aggregating $70,000, which accrued interest at 10% and was due in monthly installments through October 2003. On December 2, 2003 the Company entered into a note termination agreement with this stockholder whereby the Company issued 1,750,000 shares of the Company's restricted common stock valued at $0.04 per share or $70,000. This issuance of stock is in full satisfaction of the then outstanding principal balance of the loan of $60,750 and accrued interest of $9,250. In connection with these investment agreements along with the note termination agreement the Company issued an aggregate of 570,000 and 50,000 warrants to purchase the Company's common stock during the years ended December 31, 2003 and 2002, respectively. In accordance with the termination agreement the exercise price of all warrants was amended to $0.001 per warrant and are exercisable through September 1, 2008. The investor exercised all of the 570,000 warrants on December 30, 2003 (see Note
  13). Also in connection with these investment agreements the Company issued an aggregate of 140,000 shares of the Company's common stock valued at $7,000 to the shareholder for consulting services provided.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

NOTE 5 - Notes Payable Stockholders - continued
         --------------------------
  During the second quarter, 2003 as part of a private placement offering investors purchased 10 units for an aggregate of $100,000. Each unit consists of a $10,000 note payable, which accrues interest at 20% and is due in twelve months as well as 2,000 shares or an aggregate of 20,000 shares of the Company's restricted common stock. During the fourth quarter of 2003 the Company entered into termination agreements with two of theses stockholders whereby the Company issued an aggregate of 216,667 shares of the Company's restricted common stock with an average value of $.08 per share or $17,167. The issuance of stock was in satisfaction of $15,000 of the principal balance and accrued interest of $2,167. The balance outstanding under these notes payable at December 31, 2003 was $84,000. As an incentive to certain investors an additional 6,000 shares were issued in connection with this offering.

  On June 26, 2003, in connection with an asset purchase agreement, the Company issued a note payable in the amount of $30,000 due in three equal installments of $10,000 beginning every thirtieth day after the date of agreement plus 300,000 shares of the Company's restricted common stock valued at $39,000. The balance outstanding on this note as of December 31, 2003 was $20,000. The Company has informally agreed with the note holder to extend the due date of the note and is currently in the process of formalizing this agreement.

  On July 15, 2003, the Company entered into a promissory note agreement, which was subsequently amended on August 1, 2003 to increase the principal amount from $20,000 to $40,000. The note was also amended to accrue interest at 5% per annum and to be due February 1, 2004. In connection with this note agreement and amended note agreement the Company issued 200,000 shares of the Company's restricted common stock.

  On August 18, 2003, the Company entered into a note payable agreement with a stockholder for $250,000. This note will be repaid in the aggregate amount of $281,250. This note, when aggregated with three notes payable previously entered into with the same stockholder in the amount of $125,000 (for an aggregate of $375,000), will be repaid to the stockholder upon a potential funding from an investment company in amounts of $40,000 per month upon receipt of such funding. In connection with this note, the Company issued the stockholder 500,000 warrants, which when added to 50,000 and 300,000 warrants issued during the years ended December 31, 2003 and 2002, respectively, in connection with a common stock offering and 150,000 warrants issued during the year ended December 31, 2003 in connection with the notes payable, which were thereby amended and restated, are now set to expire on August 15, 2007. The new exercise prices for the aggregate of 1,000,000 warrants are as follows: 200,000 at $0.01, 200,000 at $0.05, 200,000 at $0.10, 200,000 at $0.15 and 200,000 at
  $0.25. In connection with one of these notes payable with the stockholder the Company also issued 617,058 shares of the Company's restricted common stock.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 5 - Notes Payable Stockholders - continued
         --------------------------
  The fair market value of the 60,000 warrants issued during the year ended December 31, 2002 approximated $2,200, estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of the 55,000 shares of the Company's restricted common stock issued during the year ended December 31, 2002 approximated $3,750 estimated based on the average trading value of the stock.

  The fair market value of the 1,220,000 warrants issued, plus the value of the restated and amended warrants for the year ended December 31, 2003 was $162,744, estimated at the date of grant or amendment using the Black-Scholes option-pricing model. The fair market value of the 868,058 shares of the Company's common stock issued during the year ended December 31, 2003 approximated $62,363 estimated based on the average trading value of the stock.

  These amounts were recorded as increases to both additional paid in capital and deferred debt discount. The deferred debt discount will be amortized to interest expense over the life of the notes. When the notes are paid or settled the related deferred debt discount is charged to interest expenses. Interest expense relating to this deferred debt discount for the years ended December 31, 2003 and 2002 was $143,572 and $1,097, respectively.

NOTE 6 - Notes Payable
         -------------
  On April 17, 2003, the Company entered a note payable agreement with a distributor for $34,000. The note accrues interest at 7% and is payable in monthly installments of $673, principal and interest, beginning May 1, 2003 through April 1, 2008. The balance outstanding under this note payable at December 31, 2003 was $24,131.

NOTE 7 - Accrued Expenses, Officers
         --------------------------
  Accrued expenses officers represents unpaid payroll and bonuses for 2002 and 2003 to three (3) officers of the Company. Theses amounts are non-interest bearing and have no definite repayment terms. As of December 31, 2003 the outstanding balance in accrued expenses officers was $609,522.


NOTE 8 - Commitments and Contingencies
         -----------------------------
  Operating Lease
  ---------------
  On September 11, 2002 the Company entered into a noncancelable operating lease for office space in Shreveport Louisiana with monthly rent of $519. This lease commenced on October 1, 2002 and expires on September 30, 2005.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

NOTE 8 - Commitments and Contingencies, continued
         -----------------------------
  On October 15, 2002 the Company entered into a noncancelable operating lease for a aircraft hanger located at the Archuleta County Airport - Stevens Field in Colorado. This lease commenced on December 5, 2002 and expires on December 5, 2012. Annual rent is $9,600 for the first five (5) years of the lease term and increases 18% for the remaining five (5) years not exceeding annual rent of $22,000. The Company has an option to renew the lease at the end of the lease term for an additional 10 year period with annual rent to be determined based on the appraised value at that time. Under the terms of this lease the Company must also pay to the landlord a fuel flow fee of $.05 per gallon, subject to increases, of aviation fuel sold by the Company as well as an aircraft parking fee of 70% of all aircraft parking fees collected by the Company.

  The Company also rents office space for its corporate headquarters in Plano, Texas. This rent is on a month-to-month basis without a formal lease agreement with a monthly rent expense of $2,500.

  Future minimum rental payments under the above noncancelable operating leases as of December 31, 2002 are as follow:


            For the Year Ending
            December 31,                 Amount
            -------------------------------------------
                 2004                    $ 15,828
                 2005                      14,271
                 2006                       9,744
                 2007                      11,498
                 2008                      13,568
                 Thereafter                77,033
                                         --------
                 Total                   $141,942
                                         ========

  Rent expense for the years ended December 31, 2003 and 2002 amounted to $39,941 and $19,664, respectively.

  Legal Proceedings
  -----------------
  On October 27, 2003, the Company was served with a complaint that alleges that EENT is liable on a $150,000 judgment issued against Millennium Fuels USA, LLC ("MFUSA"), an unrelated entity, of which Will McAndrew and Roger Wurtele, the Company's CEO and CFO, respectively, were formerly the Managers.

  The Company believes that the claim is without merit and intends to aggressively defend this claim brought against the Company. At this time it is too early to evaluate with any reasonable certainty the likelihood of a favorable or unfavorable outcome.
                                 62

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

NOTE 9 - Economic Dependency
        -------------------
  Major Customers
  ---------------
  During the year ended December 31, 2002, Gas Gathering sold a substantial portion of its product to one customer. Sales to this customer during the year ended December 31, 2002 totaled $71,148 (84%) of net sales.

  Major Suppliers
  ---------------
  During the year ended December 31, 2003, Energy & Engine purchased a substantial portion of its product from one supplier. Purchases from this supplier were $114,870 (75%) of purchases. At December 31,
  2003, the   amount due to this supplier included in accounts payable
  was $3,610.

  During the year ended December 31, 2003, Wind Dancer purchased a substantial portion of is product from one supplier. Purchases from this supplier were $118,448 (43%) of purchases. At December 31, 2003, total amount due to this supplier included in accounts payable was $16,639.

  During the year ended December 31, 2002, Gas Gathering purchased a substantial portion of its product from three suppliers. Purchase from these suppliers during the year ended December 31, 2003 were $26,065 (31%), $11,381 (13%), and $11,176 (13%) of cost of sales, respectively. At December 31, 2003, total amount due these suppliers included in accounts payable were $21,611.

  Geographic Dependency
  ---------------------
  Gas Gathering revenue is generated in Caddo Parish, Louisiana. The Company's revenues are limited to the amount of product, which can be extracted from this area

NOTE 10 - Common Stock
         ------------

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





                                63
               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 10 - Common Stock, continued
         ------------
  On June 28, 2002, August 13, 2002, September 29, 2002 and December
  23, 2002 in connection with private placement offerings, the Company sold 3,500,000 shares of common stock to an investor at $0.10 per share or an aggregate of $350,000. In connection with these private offerings the Company issued warrants to purchase an aggregate of 300,000 shares of the Company's common stock with an exercise price of $0.25 expiring through January 16, 2005. Also in connection with these offerings the Company and the investor entered into an agreement whereby the investor's 3,500,000 share common stock ownership in the Company at December 31, 2002 is non-dilutable by common stock issued by the Company beyond 20,000,000 shares, or 17.5%. The non-dilution agreement was originally effective until December 12, 2004 and has been subsequently extended to August 15, 2005 and the non-dilution percentage has increased to 20% based on additional investments. The non dilution agreement does not include stock issuances over 20,000,000 shares which are attributable to shares issued in a merger or acquisition that increases value and is approved by a majority of the stockholders of the Company.

  On August 13, 2002, the Company issued 13,975 shares of common stock valued at $559 to a consultant for services provided.

  On August 13, 2002, in connection with a private placement offering, the Company sold 1,000,000 shares of common stock to an investor at $0.10 per share or $100,000. In connection with this private placement offering the Company issued warrants to purchase 100,000 shares of the Company's common stock, which vested immediately with an exercise price of $0.25 expiring on August 13, 2004.

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

  On November 29, 2002 the Company issued 50,000 shares of the Company's common stock valued at $3,500 to a stockholder for consulting services as part of an investment agreement.

  On December 3, 2002, the Company issued 25,000 shares of common stock valued at $1,750 to an employee for services provided.

  On January 17, 2003, in connection with a private offering, the Company sold 500,000 shares of common stock to an investor at $0.10 per share or $50,000. The Company also issued warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $0.25 expiring on January 16, 2005.
                                     64

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 10 - Common Stock, continued
          ------------
  On January 21, 2003, the Company issued 260,000 shares of common stock valued at $28,600 to consultants for services to be provided.

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

  On March 21, 2003, the Company issued 382,942 shares of common stock (201,817 shares of which were accrued for at December 31, 2002) to an investor in connection with an ant-dilution agreement.

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

  On June 18, 2003, an investor purchased 1,000,000 shares of the Company's common stock at $0.05 per share or $50,000. The Company also issued rights to this investor to purchase and additional 1,000,000 shares for $0.05 per share or $50,000 on or before September 6, 2003. The Company and the investor agreed to exercise this right on August 7, 2003 for 1,100,000 shares at $0.045 per share or $50,000.

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

  On June 27, 2003, an investor purchased 1,604,909 shares of the Company's common stock at $0.0303 per share or $48,629.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 10 - Common Stock, continued
          ------------

  On June 30, 2003, the Company issued 729,182 shares to an investor in regards to an anti-dilution agreement.

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

  On July 24, 2003, the Company issued 15,250,000 shares to officers and employees of the Company valued at $1,830,000 for services provided.

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

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 10 - Common Stock, continued
          ------------

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

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 10 - Common Stock, continued
          ------------

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

  On September 23, 2003, the Company issued 99,000 shares of common stock valued at $12,870 to a consultant for services provided.

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

  On October 15, 2003, the Company issued 500,000 shares of common stock valued at $75,000 to a consultant for services to be provided based on a consulting agreement. On December 2, 2003 the Company extended the consulting agreement and issued an additional 600,000 shares of common stock valued at $102,000 for services to be provided. Subsequently on February 5, 2004, the Company terminated this consulting agreement.

  On October 16, 2003, in connection with a private offering, an investor purchased 1,000,000 shares of the Company's common stock at $0.05 per share or $50,000. This investor was also issued warrants to purchase 200,000 shares of the Company's common stock with an exercise price of $0.01 per share expiring October 30, 2005.

  On October 16, 2003, the Company issued 399,750 shares to an investor in regards to an anti-dilution agreement.

  On November 17, 2003, in connection with a private offering, an investor purchased 1,000,000 of the Company's common stock at $0.05 per share or $50,000.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 10 - Common Stock, continued
          ------------

  On November 25, 2003, the Company issued 473,685 shares of the
  Company's common stock to officers of the Company valued at $71,052 for services provided.

  On November 25, 2003, the Company issued 50,0000 shares of the
  Company's common stock to an employee of the Company valued at $7,500 for services provided.

  On November 25, 2003, the Company issued 100,000 shares of common stock valued at $15,000 to a consultant for services provided.

  On December 2, 2003, the Company issued 25,000 shares of common stock valued at $4,250 to a consultant for services provided.

  On December 2, 2003, in connection with a private offering, two investors purchased 400,000 of the Company's common stock at $0.05 per share or $20,000.

  On December 12, 2003, the Company issued 200,000 shares of common stock valued at $40,000 to a consultant for services provided.

  On December 12, 2003, in connection with a private offering, two investors purchased 300,000 of the Company's common stock at $0.05 per share or $15,000.

  On December 12, 2003, in connection with a private offering, an investor purchased 50,000 of the Company's common stock at $0.10 per share or $5,000.

  On December 12, 2003, the Company issued 150,000 shares of common stock valued at $28,500 to a consultant for services provided.

  On December 30, 2003, in connection with a private offering, two investors purchased 200,000 of the Company's common stock at $0.05 per share or $10,000.

  On December 30, 2003, the Company issued 2,527,223 shares to an investor in regards to an anti-dilution agreement.

  On December 30, 2003, the Company issued 6,000,000 shares of the Company's common stock valued at $900,000 to officers of the Company for services provided.

  On December 31, 2003, in connection with a private placement offering, the Company sold 300,000 shares of the Company's common stock to an investor at $0.05 per share or $15,000. At December 31, 2003 a stock subscription receivable of $15,000 is recorded relating to this private placement.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

NOTE 11 - Income Taxes
          ------------
  The Company recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. In addition, the Company also recognizes deferred tax assets for future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not.

  The components of the net deferred tax assets as of December 31, 2003 is as follows:

<CATION>
                                            2002
                                         -----------
    Accrued expenses                     $   215,000
    Stock based compensation                  56,000
    NOL carryforwards                      2,104,000
                                         -----------
        Total deferred tax asset           2,375,000

    Valuation allowance                   (2,375,000)
                                         -----------
    Net Deferred Tax Asset               $        --
                                         ===========

  The valuation allowance increased $1,721,000 for the year ended
  December 31, 2003.

  At December 31, 2003, the Company had available NOL carryforwards for income tax purposes of approximately $6,189,000 which expires at various dates through 2023. The Company will not be able to utilize net operating losses which occurred prior to the acquisition of SSGG pursuant to the limitations described in Section 382 of the Internal Revenue Service Code.

  A reconciliation of the expected statutory tax rate and the effective rate is as follows:

                                      2003               2002

  Expected statutory rate             34.0%              34.0%
  NOL without tax benefit            (34.0)             (34.0)
                                     -----              -----
  Total income taxes                    --%                --%
                                     =====              =====

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------

NOTE 12 - Consulting Services Plan

  Effective as of January 10, 2002 the Company adopted a 2002 Consulting Service Plan ("2002 Plan") whereby 1,000,000 shares of the Company's common stock may be subject to stock awards. Effective as of December 2, 2002 the Company adopted a 2002-2003 Consulting Service Plan ("2002-2003 Plan") whereby an additional 1,000,000 shares of the Company's common stock may be subject to stock awards. The purpose of the 2002 Plan and the 2002-2003 Plan is to advance interests of the Company by rewarding employees, directors, former directors, contractors and consultants to the Company (See Note 10). As of December 31, 2003 1,000,000 and 300,000 (approximate) shares of the Company's common stock have been issued under the 2002 Plan and the 2002-2003 Plan, respectively.

NOTE 13 - Warrants
          --------
  On December 30, 2003, an investor exercised warrants to purchase 570,000 shares of the Company's common stock at $0.001 per share or $570.

  Transactions involving warrants are summarized as follows:



                                          Number             Weighted
                                            Of                Average
                                         Warrants          Exercise Price
                                         --------------------------------

  Balance - January 1, 2002                      --

  Warrants issued during the year           460,000        $    0.23

  Balance - December 31, 2002               460,000        $    0.23

  Warrants issued during the year         1,470,000        $    0.05

  Warrants exercised during the year       (570,000)       $    0.001

  Warrants expired during the year           (5,000)       $    0.10

  Balance - December 31, 2003             1,355,000        $     0.13
                                          =========


  There were 1,355,000 and 460,000 warrants exercisable at December 31, 2003 and 2002, respectively.
                                    71

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 14 - Segment Reporting
          -----------------
  The accounting policies of the segments are disclosed in the summary of significant accounting policies. There are no intersegment sales. The Company evaluates performance based on income of loss from operations.

  Summarized financial information concerning the Company's reportable segments is show in the following table.

<CAPITAL>

                        Gas          Wind         AXP         General
                     Gathering      Dancer        1000      Corporation        Total
                     -----------------------------------------------------------------

For the Year Ended December 31, 2003

Revenue              $   1,245    $ 377,676    $   4,341    $        --     $   383,262
                     =========    =========    =========    ===========     ===========

Operating loss       $ (23,474)   $(189,681)   $(279,941)   $(4,159,677)    $(4,652,773)
                     =========    =========    =========    ===========     ===========

Net loss             $ (72,974)   $(192,214)   $(279,941)   $(4,496,528)    $(5,041,657)
                     =========    =========    =========    ===========     ===========

Capital Expenditures $      --    $  42,976    $      --    $     1,670     $    44,646
                     =========    =========    =========    ===========     ===========

Total identifiable
 assets at December
 31, 2003            $ 187,931    $ 295,548    $ 245,858    $    42,274     $   771,611
                     =========    =========    =========    ===========     ===========


               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 14 - Segment Reporting, continued
          -----------------

<CAPITAL>

                        Gas          Wind         AXP         General
                     Gathering      Dancer        1000      Corporation        Total
                     -----------------------------------------------------------------
For the Year Ended December 31, 2002

Revenue              $   84,327    $  14,930    $      --    $        --     $    99,257
                     ==========    =========    =========    ===========     ===========

Operating loss       $(184,438)    $ (14,384)   $      --    $(1,475,878)    $(1,674,700)
                     =========     =========    =========    ===========     ===========

Net loss             $(184,438)    $ (16,284)   $      --    $(1,480,267)    $(1,680,989)
                     =========     =========    =========    ===========     ===========

Capital Expenditures $  94,051     $  92,500    $      --    $     5,000     $   191,551
                     =========     =========    =========    ===========     ===========

Total identifiable
 assets at December
 31, 2002            $ 286,234     $ 129,181    $      --    $    20,509     $   435,924
                     =========     =========    =========    ===========     ===========

NOTE 15 - Related party and other items
          ----------------------------
  Securities and Exchange Commission Matter
  -----------------------------------------
  On October 23, 2003, the Commission entered a cease-and-desist order against the Company resulting from the Company's issuance of certain shares of its common stock in January 2002 pursuant to an S-8 registration statement. The order requires the Company to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act of 1933.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 15 - Related party and other items, continued
          -----------------------------

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

  During the year ended December 31, 2003, America West sold on behalf of the Company fixed assets with a net book value of $49,500 for $27,500 resulting in a receivable from America West payable to the Company. Subsequent to this sale the Company wrote off the $27,500 receivable

  Equity Line of Credit
  ---------------------
  On May 1, 2003, the Company entered into an agreement with Cornell Capital Partners, LP ("Cornell") for a proposed $3,500,000 equity credit line. At closing the Company issued a 5% convertible debenture in the amount of $130,000 due May 1, 2006. The debenture is for full satisfaction of fees and expenses and was fully earned by Cornell upon entering into the equity line of credit agreement. On December 12, 2003 the Company and Cornell entered into a termination agreement whereby the equity line of credit would be terminated. The Company issued 722,222 shares of common stock at $0.19 per share or $137,222 which was in full satisfaction of the $130,000 principal balance and $7,222 of interest relating to the convertible debenture.

NOTE 16 - Subsequent Events
          -----------------
  Equity Transactions
  -------------------
  On January 7, 2004 and January 15, 2004, the Company issued an aggregate of 40,000 shares of common stock valued $6,400 to a consultant for services to be provided.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 16 - Subsequent Events
          -----------------
  Equity Transactions, continued
  -------------------

  On January 15, 2004, the Company issued an aggregate of 300,000 shares of common stock valued at $54,000 to officers of the Company for services to be provided.

  On January 23, 2004 through March 12, 2004, in connection with a private placement offering, the Company sold an aggregate of 15,455,000 shares of common stock to investors at $0.10 per share or $1,545,500. In consideration of consulting services to be provided, the Company has granted the right of first refusal for future financing for a period of six months to one of these investors. As additional consideration for consulting service, the Company has also issued warrants to this investor to purchase 500,000 shares of the Company's common stock with an exercise price of $0.20 which expires in one year.

  On January 23, 2004, the Company issued an aggregate of 119,000 shares of common stock valued at $19,040 to two consultants for services to be provided.

  On January 30, 2004, the Company issued 130,000 shares of common stock valued at $11,180 to a former employee in connection with a termination agreement.

  On March 1, 2004, in connection with a private placement offering, the Company sold 1,350,000 shares of common stock to an investor at $0.20 per share or $270,000. In connection with this private placement offering the Company issued warrants to purchase 405,000 shares of the Company's common stock with an exercise price of $0.40 expiring on February 26, 2006.

  On March 1, 2004, the Company issued 25,000 shares of common stock valued at $12,750 to a consultant for services to be provided.

  On March 9, 2004, the Company issued 20,000 shares of common stock valued at $9,000 to a consultant for services to be provided.

  On March 12, 2004, the Company issued 410,424 shares of common stock to a stockholder in satisfaction of a $40,000 note payable plus accrued interest.

  On April 6, 2004, the Company issued 3,000,000 shares of common stock to officers for services performed.

  Authorized Shares
  -----------------
  On February 18, 2004, the company filed a Certificate of Amendment to its articles of Incorporation to increase their authorized shares of common stock to 180,000,000.

               ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------
NOTE 16 - Subsequent Events
          -----------------

  Asset Acquisition
  -----------------
  On March 4, 2004 the Company has entered into a term sheet, subject to a definitive purchase agreement with BMZ Generators & Welders, Inc ("BMZ") which is the Company's manufacturer of the AXP 1000 product, to purchase certain assets and intellectual property of BMZ. Under the term sheet the Company would purchase certain assets of BMZ for $108,000 of which the Company has already deposited with BMZ. The Company would also purchase all existing and future intellectual property rights of BMZ. The purchase price of the intellectual property is $1,000,000 with $200,000 paid in cash at closing, $300,000 in the Company's restricted common stock upon receipt of certain documentation from BMZ and $500,000 in the Company's restricted common stock upon certain milestones over a five year period.