Form 10QSB
period 2004-03-31
ENERGY & ENGINE TECHNOLOGY CORP
filed 2004-05-17
CIK 1121811

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended   March 31, 2004
                                 --------------

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _________________

                      Commission file number     0-32129
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

Check whether the issurer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 103,939,000 (as of May 14, 2004).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

                      PART I - FINANCIAL INFORMATION

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES


                                                                    CONTENTS
----------------------------------------------------------------------------

                                                                       Page
                                                                       ----


Item 1. Financial Statements.                                           3-14

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Condensed Consolidated Balance Sheet                                  3-4
  Condensed Consolidated Statements of Operations                         5
  Condensed Consolidated Statements of Cash Flows                       6-7


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)        8-14

Item 2.  Management's Discussion and Analysis or Plan of Operation     14-20

Item 3.  Controls and Procedures                                          20

                     PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              20-21

Item 2. Changes in Securities                                          21-22

Item 3. Defaults upon Senior Securities                                   22

Item 4. Submission of Matters to a Vote of Security Holders               22

Item 5. Other Information                                                 22

Item 6. Exhibits and Reports on Form 8-K                                  22

Signatures                                                                22

Exhibits                                                               23-26



                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                                 (UNAUDITED)

                                                              March 31, 2004
----------------------------------------------------------------------------

                                   ASSETS
                                   ------


CURRENT ASSETS
--------------
 Cash and cash equivalents                                       $ 1,051,843
 Accounts receivable                                                  16,793
 Inventory                                                           291,915
 Prepaid expenses and other current assets                           235,867
                                                                 -----------

   Total Current Assets                                            1,596,418

PROPERTY AND EQUIPMENT, Net                                          318,371
----------------------

OTHER ASSETS
------------
 Intangible assets, net                                                73,019
                                                                 -----------

   TOTAL ASSETS                                                  $ 1,987,808
                                                                 ===========

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                                 (UNAUDITED)

                                                              March 31, 2004
----------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
-------------------
 Accounts Payable and accrued expenses                          $   350,509
 Accrued expenses officers                                          540,647
 Current maturities of note payable                                   8,078
 Notes payable, stockholders, net of debt discount
  of $70,760                                                        433,240
                                                                -----------

   Total Current Liabilities                                    $ 1,332,474


OTHER LIABILITIES
-----------------
 Note payable, less current maturities                               14,033
                                                                -----------

   TOTAL LIABILITIES                                              1,346,507


STOCKHOLDERS' EQUITY
--------------------
 Common stock, $.001 par value, 180,000,000 shares
  authorized, 103,939,000 shares issued and outstanding             103,938
 Additional paid in capital                                       9,586,962
 Accumulated Deficiency                                          (9,016,266)
  Less: Deferred Compensation                                       (33,333)
                                                                -----------

   TOTAL STOCKHOLDERS' EQUITY                                       641,301
                                                                -----------


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,987,808
                                                                ===========

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (UNAUDITED)
                          For the Three Months Ended March 31, 2004 and 2003
----------------------------------------------------------------------------

                                          2004                      2003
                                   -----------------------------------------
NET SALES                             $   108,905                $   58,090
---------

COST OF SALES                              58,749                    22,460
-------------
                                      -----------                ----------
  GROSS PROFIT                             50,156                    35,630

OPERATING EXPENSES
------------------
 Selling, general and
  administrative expenses                 360,768                   339,779
 Stock based compensation               1,697,515                   106,350
                                      -----------                ----------
   TOTAL OPERATING EXPENSES             2,058,283                   446,129
                                      -----------                ----------

   OPERATING LOSS                      (2,008,127)                 (410,499)
                                      -----------                ----------
OTHER (EXPENSE) INCOME
----------------------
 Interest income                            1,323                        --
 Interest expense                         (28,156)                  (10,443)
                                      -----------                ----------
   TOTAL OTHER EXPENSE                    (26,833)                  (10,443)
                                      -----------                ----------
   NET LOSS                           $(2,034,960)               $ (420,942)
                                      ===========                ==========

NET LOSS PER COMMON SHARE:
-------------------------
 Basic and Diluted                    $     (0.02)               $    (0.02)
                                      ===========                ==========
WEIGHTED AVERAGE COMMON
-----------------------
 SHARES OUTSTANDING                    88,659,469                24,294,800
 ------------------                   ===========                ==========


See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (UNAUDITED)

                          For the Three Months Ended March 31, 2004 and 2003
----------------------------------------------------------------------------

                                          2004                      2003
                                   -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss                             $(2,034,960)               $ (420,942)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization           12,662                     8,227
   Stock-based compensation             1,697,515                   106,350
   Amortization of debt discount           15,628                     4,973
 Changes in operating assets and
  liabilities:
   Accounts receivable                     (8,731)                   33,207
   Inventory                              (55,054)                   (5,717)
   Prepaid expenses and other
    current assets                        (92,440)                    4,211
   Accounts payables and accrued
    expenses                             (153,381)                  (14,282)
   Accrued expenses, officers             (47,083)                   85,189
                                      -----------                ----------
     TOTAL ADJUSTMENTS                  1,369,116                   222,158
                                      -----------                ----------
     NET CASH USED IN OPERATING
      ACTIVITIES                         (665,844)                 (198,784)
                                      -----------                ----------
CASH FLOWS FROM IN INVESTING ACTIVITIES
---------------------------------------
 Purchases of property and equipment      (27,815)                   (3,342)
                                      -----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  (Repayment) of Proceeds from notes
    payable, stockholders                  (5,000)                  113,000
  Repayment of note payable                (2,020)                       --
  Proceeds from the issuance of
    common stock, net of offering
    costs                               1,745,498                    70,000
                                      -----------                ----------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                      $ 1,738,478                $  183,000
                                      -----------              ------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                                                 (UNAUDITED)

                          For the Three Months Ended March 31, 2004 and 2003
----------------------------------------------------------------------------

                                          2004                      2003
                                   -----------------------------------------

     NET DECREASE IN CASH AND
      CASH EQUIVALENTS                $ 1,044,819                $  (19,126)

CASH AND CASH EQUIVALENTS-Beginning         7,024                    27,817
-------------------------

CASH AND CASH EQUIVALENTS-Ending      $ 1,051,843                $    8,691
-------------------------             ===========                ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

Cash paid during the period for:

Interest                              $     1,703                $       --
Income taxes                          $        --                $       --


Non-cash investing and financing activities:

  During the period ended March 31, 2004, a shareholder converted their notes payable and accrued interest into 410,424 shares of the Company's common stock valued at $41,042.

  During the period ended March 31, 2004, the Company issued warrants for consulting services. The fair market value of the warrants granted using the Black-Scholes pricing model was $50,000.

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------

NOTE 1 - Description of Business and Basis of Presentation
         -------------------------------------------------

  Financial Statements
  --------------------
  The condensed consolidated balance sheet of Energy & Engine Technology Corporation ("EENT" or the "Company") as of March 31, 2004, the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary in order to make the financial statements not misleading. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and filed with the Commission.

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

  The Company, through its wholly owned subsidiaries, is the owner and operator of a natural gas gathering system located in Caddo Parish, Louisiana, and is a fixed base operator which services general aviation aircraft in Pagosa Springs, Colorado. EENT also is the developer and marketer of AXP 1000 auxiliary power generator for long haul trucks. During the fourth quarter 2003 the Company began manufacturing operations and has sales of the AXP 1000 power generators.

  Consolidation
  -------------
  The consolidated financial statements include the accounts of EENT and it's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------

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

  AXP 1000 Power Generators
  -------------------------
  Revenue is recognized at the time the generator is delivered to the customer.

  Cash and Cash Equivalents
  -------------------------
  For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

  Inventory
  ---------
  Inventory consists of aviation fuel, parts and materials and engines and is valued at the lower of cost or market, cost is being determined using the first in/first-out basis.

  Research and Development
  ------------------------
  Research and development costs are expensed as incurred. Research and development costs for the three months ended March 31, 2004 and 2003 were $2,253 and $41,467, respectively and are included in selling, general and administrative expenses.

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

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------
NOTE 1 - Description of Business and Basis of Presentation, continued
         -------------------------------------------------

  Depreciation and Amortization
  -----------------------------
  Depreciation and amortization of furniture, fixtures and gas gathering equipment is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

  Net Loss per Share
  ------------------
  Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-
  end.   Common stock equivalents have been excluded from the weighted-
  average shares for the three months ended March 31, 2004 and 2003, as inclusion is anti-dilutive. Potentially dilutive securities (warrants) of 2,235,000 and 670,000 are outstanding at March 31, 2004 and 2003, respectively.

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

NOTE 2 - Note Payable
         ------------

  As of March 31, 2004, the Company is in default of the terms on an outstanding note payable with one of its shareholders. The note was due on January 7, 2004 with principal balance due of $25,000 and accrued interest of $2,300.

NOTE 3 - Common Stock
         ------------
  During the period ended March 31, 2004, the Company issued an aggregate of 3,300,000 shares of common stock valued at $1,524,000 to three officers of the Company for services performed.

  On January 23, 2004 through March 12, 2004, in connection with a private placement offering, the Company sold an aggregate of 15,455,000 shares of common stock to investors at $0.10 per share or $1,460,500 net of offering costs of $85,000. The Company also issued an additional 104,000 shares of common stock and on May 6, 2004, issued 810,000 warrants (See Note 7) to consultants in connection with this offering. In consideration of consulting services to be provided, the Company has granted the right of first refusal for future financing for a period of six months to one of these investors.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------
NOTE 3 - Common Stock - continued
         ------------

  As additional consideration for consulting service, the Company has also issued warrants to this investor to purchase 500,000 shares of the Company's common stock with an exercise price of $0.20, which expire in one year. The fair market value of the warrants granted using the Black-Scholes pricing model was $50,000.

  On January 30, 2004, the Company issued 130,000 shares of common stock valued at $24,700 to a former employee in connection with a termination agreement.

  On March 1, 2004, in connection with a private placement offering, the Company sold 1,350,000 shares of common stock to an investor at $0.20 per share or $270,000. In connection with this private placement offering the Company issued warrants to purchase 405,000 shares of the Company's common stock with an exercise price of $0.40 expiring on February 26, 2006.

  During the first quarter, the Company issued an aggregate of 204,000 shares of common stock valued at $47,190 to consultants for services provided.

  During the first quarter, the Company issued 410,424 shares of common stock to a shareholder in satisfaction of a $40,000 note payable plus accrued interest in the amount of $1,042.

  On March 31, 2004, the Company issued 4,428,382 shares of common stock to an investor in regards to an anti-dilution agreement.

NOTE 4 - Warrants
         --------
  Transactions involving warrants are summarized as follows:


                                          Number             Weighted
                                            Of                Average
                                         Warrants          Exercise Price
                                         --------------------------------

  Balance - December 31, 2003            1,355,000             $0.13

  Warrants issued during the period        905,000             $0.29

  Warrants expired during the quarter      (25,000)            $0.10

  Balance - March 31, 2004               2,235,000             $0.20



There were 2,235,000 warrants exercisable at March 21, 2004.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------
NOTE 5 - Segment Reporting
         -----------------

  Summarized financial information concerning the Company's reportable segments is shown in the following table.


                               Gas        Wind         AXP       General
                            Gathering    Dancer       1000      Corporation    Total
------------------------------------------------------------------------------------------

  For the Three Months Ended March 31, 2004:

  Revenue                   $      --    $ 84,392   $ 24,513    $        --    $   108,905
                            =========    ========   ========    ===========    ===========

  Operating loss            $ (13,717)   $(52,283)  $(54,557)   $(1,887,570)   $(2,008,127)
                            =========    ========   ========    ===========    ===========

  Net loss                  $ (13,717)   $(50,830)  $(54,557)   $(1,915,856)   $(2,034,960)
                            =========    ========   ========    ===========    ===========

  Capital expenditures      $      --    $  1,694   $     --    $    26,121    $    27,815
                            =========    ========   ========    ===========    ===========

    Total identifiable
    assets at March
    31, 2004                $ 185,203    $314,498   $392,850    $ 1,095,257    $ 1,987,808
                            =========    ========   ========    ===========    ===========


                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------
NOTE 5 - Segment Reporting, continued
         -----------------



                               Gas        Wind         AXP       General
                            Gathering    Dancer       1000      Corporation    Total
------------------------------------------------------------------------------------------

For the Three Months Ended March 31, 2003

  Revenue                   $     910    $ 57,180   $     --    $        --    $    58,090
                            =========    ========   ========    ===========    ===========

  Operating loss            $ (10,533)   $(34,131)  $     --    $ (365,835)    $  (410,499)
                            =========    ========   ========    ==========     ===========

  Net loss                  $ (10,533)   $(34,131)  $     --    $ (376,278)    $  (420,942)
                            =========    ========   ========    ==========     ===========

  Capital expenditure       $      --    $  2,722   $     --    $      620     $     3,342
                            =========    ========   ========    ==========     ===========


NOTE 6 - Other items
         -----------

  Authorized Shares
  -----------------
  On February 18, 2004, the Company filed a Certificate of Amendment to its Article of Incorporation to increase their authorized shares of common stock to 180,000,000.

  Asset Acquisition
  -----------------
  On March 4, 2004 the Company entered into a term sheet, subject to a definitive purchase agreement with BMZ Generators & Welders, Inc ("BMZ"), which is the Company's manufacturer of the AXP 1000 product, to purchase certain assets and intellectual property of BMZ. Under the term sheet the Company would purchase certain assets of BMZ. The Company would also
                                     13

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------
NOTE 6 - Other items, continued
         -----------
  purchase all existing and future intellectual property rights of BMZ. The purchase price of the intellectual property is $1,000,000 with $200,000 paid in cash at closing $300,000 in the Company's common stock upon receipt of certain documentation from BMZ and $500,000 in the Company's common stock upon certain milestones over a five-year period.

  As of March 31, 2004 the Company has advanced to BMZ approximately $198,000 which is included in prepaid expense and other current assets. This amount will be applied toward the purchase of these certain assets with the remaining balance being applied to advances for purchases of inventory.

  Legal Proceedings
  -----------------
  On October 27, 2003, the Company was served with a complaint that alleges that EENT is liable on a $150,000 judgment issued against Millennium Fuels USA, LLC ("MFUSA"), an unrelated entity, of which Will McAndrew and Roger Wurtele, the Company's CEO and CFO, respectively, were formerly the Managers.

  The Company's believes that the claim is without merit and intends to aggressively defend this claim brought against the Company. At this time it is too early to evaluate with any reasonable certainty the likelihood of a favorable or unfavorable outcome.

NOTE 7 - Subsequent Events
         -----------------

  Equity Transactions
  -------------------
  On May 6, 2004, in connection with the January 23, 2004 through March 12, 2004 private placement offering (See Note 3), the Company issued 810,000 warrants to purchase the Company's common stock to five consultants. The exercise price for each warrant is $0.10 per share.

  On May 12, 2004, the Company issued 9,000,000 warrants to purchase the Company's common stock to its officers. The exercise price of each warrant is $0.25 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

OVERVIEW
--------
Registrant operates businesses which provide products to various aspects of the transportation industry (long haul trucking and general aviation) which supply innovative products to promote efficiency of operation of motor vehicles, reduce fuel consumption and assist in reducing pollutive emissions from operation of motor vehicles.

Registrant also owns a natural gas gathering system in Louisiana, which was being operated by a third party, American West Resources, Inc., as of March 31,2004, which also had an option to purchase such System; however, minimal amounts of revenue were generated from the System activity during 2003, or the first quarter of 2004 and the manager did not exercise its option. Although the manager has had gas flow through the System and the potential to increase such flow, the System has been subject in recent months to several hiatuses in operation. Additionally, the manager has not provided Registrant with any definitive indication as to availability of cash flow to continue operation or ability to raise investment funds to purchase the System, despite requests from Registrant. Therefore, Registrant has concluded that it is unlikely that the manager will be able to close and has shifted focus away from the System. However, Registrant is currently seeking alternative buyers for the System.

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

RESULTS OF OPERATIONS
---------------------

As of March 31, 2003, Registrant had realized minimal revenues and as of March 31, 2004, Registrant had realized revenues of $108,905, $84,392 from operations of its Wind Dancer Aviation Services, Inc. subsidiary and $24,513 from sales of its AXP 1000 product. The delays in production of the AXP 1000 product continue as EENT, as of the date of filing this Form 10-QSB, is still in the process of acquiring its manufacturing/production contractor, BMZ Generators, Inc., of Pompano Beach, Florida. While sales prospects for the product are strong, EENT has slowed down the marketing process as demand currently outstrips supply. In the current facility, BMZ Generators is producing approximately 5 units per week due to very limited space and facilities and some minor design changes. Construction (tenant fit out) has begun on the new BMZ facility (owned by Freddy Pereira, BMZ's current owner, and to be leased to EENT), as of the week of May 1, 2004, and is scheduled to be completed by July 31, 2004, barring unforeseen construction delays. Production is expected to be sluggish until the new facility is complete and EENT is able to move assembly operations there. The revenues from Wind
Dancer Aviation continue to be consistently derived from fuel sales and aircraft maintenance work. The STC-derived turbocharger business is a long term capital intensive proposition, which EENT has deemed to not be a priority for capital investment at present.

With regard to EENT's gas gathering system, EENT is in the process of terminating the relationship with American West Resources for lack of success and lack of demonstration of ability to fund purchase of the System. EENT is looking for other opportunities to sell the System but in the interim has "shut in" the System to avoid further losses. Please refer to our 2003 10-KSB for further detail.

Registrant had a net loss of $420,942 at March 31, 2003 and of $2,034,960 for the quarter ended March 31, 2004, resulting in a net loss per share of $0.02 and $0.02 respectively.

Selling, general and administrative expenses at March 31, 2003 and March 31, 2004 were $339,779 and $360,768 respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2003 and March 31, 2004, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $7,024 and $1,051,843, respectively, which was the balance of proceeds raised in several private Section 4(2) stock sales and note payable agreements.

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

With regard to known trends and events reasonably expected to have a material impact on net sales and revenues, Registrant strongly believes that the heightened interest in idling alternatives should provide a stronger demand for the AXP 1000 device. Uncertainties include whether there can be sufficient noise reduction in the AXP 1000 to overcome objections from some long haul truckers (the AXP 1000 is air cooled rather than water cooled, so it has a somewhat elevated noise level when compared with liquid cooled
devices).   If not, EENT will focus on the segment of the market where noise is not as much of a factor (i.e.: liquid haulers where weight reduction is paramount (the AXP 1000 is one of the lightest weight alternatives in the 5 kW category) and refrigerated container haulers or "reefers" which are loud due to the refrigeration apparatus in any case, so noise is not as much of a concern). There is also concern over the reliability of the HVAC unit currently used, but management believes alternatives are available. Also, Registrant does not believe it will be faced with the same delays it experienced in 2003, which were largely caused by cash flow issues.

The other major uncertainty is the extent to whether new technology will appear that will make the small generator/engine genset used by EENT obsolete. Given the potential development of other power generator technologies, there may be a limited window of 5 - 10 years for EENT's technology as currently configured. Therefore, EENT, in addition to gearing up for current production, is looking into commencing a research and development project for its next generation products, which is envisioned to be a part of the AXP 1000 business unit, with project specific funding, to be determined in the future as the details of such research and development products come to fruition. Discussions for a joint venture with a company with a potential alternative fuel generation source are under way. Registrant is also in the process of securing its next generation engine driven genset, to replace the currently used engine. This is an intermediate step to be taken before putting an alternative fuel generation source into commercial production.

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

Of course, EENT's business is subject to customary and usual business risks, not necessarily subject to its control, including, but not limited, to:

*   Ordinary operating risks (product, labor and capital cost increases)

*   General economic conditions

*   Changes in laws and regulations

*   Competition
                                     19

*   Stock and product market volatility

*   "Acts of God"

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


                                   20

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

Item 2. Changes in Securities.

(a) During the period ended March 31, 2004, the Company issued an aggregate of 3,300,000 shares of common stock valued at $1,524,000 to three officers of the Company for services performed.

(b) On January 23, 2004 through March 12, 2004, in connection with a private placement offering, the Company sold an aggregate of 15,455,000 shares of common stock to investors at $0.10 per share or $1,460,500 net of offering costs of $85,000. The Company also issued an additional 104,000 shares of common stock and on May 6, 2004, issued 810,000 warrants to consultants in connection with this offering. In consideration of consulting services to be provided, the Company has granted the right of first refusal for future financing for a period of six months to one of these investors.

     As additional consideration for consulting service, the Company has also issued warrants to this investor to purchase 500,000 shares of the Company's common stock with an exercise price of $0.20, which expire in one year. The fair market value of the warrants granted using the Black-Scholes pricing model was $50,000.

(c) On January 30, 2004, the Company issued 130,000 shares of common stock valued at $24,700 to a former employee in connection with a termination agreement.

(d) On March 1, 2004, in connection with a private placement offering, the Company sold 1,350,000 shares of common stock to an investor at $0.20 per share or $270,000. In connection with this private placement offering the Company issued warrants to purchase 405,000 shares of the Company's common stock with an exercise price of $0.40 expiring on February 26, 2006.

(e) During the first quarter, the Company issued an aggregate of 204,000 shares of common stock valued at $47,190 to consultants for services provided.

(f) During the first quarter, the Company issued 410,424 shares of common stock to a shareholder in satisfaction of a $40,000 note payable plus accrued interest in the amount of $1,042.

                                  21

(g) On March 31, 2004, the Company issued 4,428,382 shares of common stock to an investor in regards to an anti-dilution agreement.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters  to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibit
     Number   Description
     31.1     Certification by Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley  Act  of  2002.
     31.2     Certification by Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley  Act  of  2002.
     32.1     Certification by Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley  Act  of  2002
     32.2     Certification by Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley  Act  of  2002.


                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
n
                                  /s/ Willard G. McAndrew, III
                               ----------------------------------
                             Energy & Engine Technology Corporation


Date:  May 17, 2004              /s/ Willard G. McAndrew, III
                               ----------------------------------
                                   Willard G. McAndrew, III

Date:  May 17, 2004                 /s/ Roger N. Wurtele
                               ----------------------------------
                                       Roger N. Wurtele

*Print the name and title of each signing officer under his signature.









                                      22