Form 10QSB
period 2004-06-30
ENERGY & ENGINE TECHNOLOGY CORP
filed 2004-08-16
CIK 1121811

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2004
                                 --------------

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 109,479,168 (as of August 12, 2004).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

                      PART I - FINANCIAL INFORMATION

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES


                                                                    CONTENTS
----------------------------------------------------------------------------

                                                                       Page
                                                                       ----


Item 1. Financial Statements.                                           3-19

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Condensed Consolidated Balance Sheet                                   3-4
  Condensed Consolidated Statements of Operations                          5
  Condensed Consolidated Statements of Cash Flows                        6-7


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)        8-19

Item 2.  Management's Discussion and Analysis or Plan of Operation     19-24

Item 3.  Controls and Procedures                                       24-25

                     PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 25

Item 2. Changes in Securities                                          25-26

Item 3. Defaults upon Senior Securities                                   26

Item 4. Submission of Matters to a Vote of Security Holders               26

Item 5. Other Information                                                 26

Item 6. Exhibits and Reports on Form 8-K                               26-27

Signatures                                                                27

Exhibits                                                               28-31


                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                                 (UNAUDITED)

                                                              June 30, 2004
----------------------------------------------------------------------------

                                   ASSETS
                                   ------


CURRENT ASSETS
--------------
 Cash and cash equivalents                                    $   296,637
 Accounts receivable                                               26,520
 Inventory                                                        351,028
 Prepaid expenses and other current assets                        390,388
 Deposit on Asset Acquisition                                     813,648
                                                              -----------

   Total Current Assets                                         1,878,221

PROPERTY AND EQUIPMENT, Net                                       315,860
----------------------

OTHER ASSETS
------------
 Intangible assets, net                                            71,082
                                                              -----------

   TOTAL ASSETS                                               $ 2,265,163
                                                              ===========

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEET
                                                                 (UNAUDITED)

                                                              June 30, 2004
----------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
-------------------
 Accounts Payable and accrued expenses                        $   346,270
 Accrued expenses officers                                        481,228
 Current maturities of note payable                                 8,076
 Notes payable, stockholders, net of debt discount
  of $61,580                                                      442,420
                                                              -----------

   Total Current Liabilities                                  $ 1,277,994


OTHER LIABILITIES
-----------------
 Note payable, less current maturities                             12,777
                                                              -----------

   TOTAL LIABILITIES                                            1,290,771


STOCKHOLDERS' EQUITY
--------------------
 Common stock, $.001 par value, 180,000,000 shares
  authorized, 109,154,674 shares issued and outstanding           109,154
 Additional paid-in capital                                    10,360,151
 Accumulated Deficiency                                        (9,486,580)
  Less: Deferred Compensation                                      (8,333)
                                                              -----------

   TOTAL STOCKHOLDERS' EQUITY                                     974,392
                                                              -----------


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 2,265,163
                                                              ===========

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (UNAUDITED)
           For the Three Months and Six Months Ended June 30, 2004 and 2003
----------------------------------------------------------------------------

                            THREE MONTHS ENDED            SIX MONTHS ENDED
                       JUNE 30, 2004 JUNE 30, 2003  JUNE 30, 2004 JUNE 30, 2003

NET SALES              $   111,926   $    50,966    $    220,831  $   109,056
---------

COST OF SALES               65,797        18,926         124,546       41,386
-------------
                       -----------   -----------    ------------  -----------

  GROSS PROFIT              46,129        32,040          96,285       67,670

OPERATING EXPENSES
------------------
 Selling, general
   and administrative
   expenses                389,559       343,214         750,327      682,993
Stock based
   compensation            103,125        26,750       1,800,640      133,100
                       -----------   -----------    ------------  -----------
  TOTAL OPERATING
   EXPENSES                492,684       369,964       2,550,967      816,093
                       -----------   -----------    ------------  -----------
  OPERATING LOSS          (446,555)     (337,924)     (2,454,682)    (748,423)
                       -----------   -----------    ------------  -----------
OTHER (EXPENSE)INCOME
---------------------
  Interest income              999            --           2,322           --
  Interest expense         (24,760)      (13,886)        (52,916)     (24,329)
                       -----------   -----------    ------------  -----------
  TOTAL OTHER EXPENSE      (23,761)      (13,886)        (50,594)     (24,329)
                       -----------   -----------    ------------  -----------
NET LOSS               $  (470,316)  $  (351,810)   $ (2,505,276) $  (772,752)
                       ===========   ===========    ============  ===========

NET LOSS PER COMMON SHARE:
-------------------------
  Basic and Diluted    $     (0.01)  $     (0.01)   $      (0.03) $     (0.03)
                       ===========   ===========    ============  ===========
WEIGHTED AVERAGE COMMON
-----------------------
  SHARES OUTSTANDING   104,819,060    26,011,169      96,739,265   25,193,035
                       ===========   ===========    ============  ===========

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (UNAUDITED)

                             For the Six Months Ended June 30, 2004 and 2003
----------------------------------------------------------------------------

                                          2004                      2003
                                   -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss                             $(2,505,276)               $ (772,752)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization           26,007                    17,405
   Stock-based compensation             1,800,640                   133,100
   Amortization of debt discount           24,808                     6,830

 Changes in operating assets and
  liabilities:
   Accounts receivable                    (18,460)                   33,104
   Inventory                             (114,165)                  (10,552)
   Prepaid expenses and other
    current assets and deposit
    on asset acquisition                 (360,328)                 (108,611)
   Accounts payables and accrued
    expenses                             (157,620)                  100,740
   Accrued expenses, officers            (106,502)                  167,972
                                      -----------                ----------
     TOTAL ADJUSTMENTS                  1,094,380                   339,988
                                      -----------                ----------
     NET CASH USED IN OPERATING
      ACTIVITIES                       (1,410,896)                 (432,764)
                                      -----------                ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------
 Purchases of property and equipment      (36,711)                  (20,501)
                                      -----------                ----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  (Repayment) Proceeds from notes
    payable, stockholders                  (5,000)                  239,941
Proceeds from notes payable net                --                    27,497
  Repayment of note payable                (3,278)                       --
  Proceeds from the issuance of
    common stock, net of offering
    costs                               1,745,498                   169,409
                                      -----------                ----------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                      $ 1,737,220               $   436,847
                                      -----------               -----------

See accompanying Notes to the Condensed Consolidated Financial Statements.
                                        6

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                                                 (UNAUDITED)

                            For the Six Months Ended June 30, 2004 and 2003
----------------------------------------------------------------------------

                                          2004                      2003
                                   -----------------------------------------

     NET INCREASE (DECREASE)
      IN CASH AND CASH
      EQUIVALENTS                     $   289,613                $ (16,418)

CASH AND CASH EQUIVALENTS-Beginning         7,024                   27,817
-------------------------             -----------                ---------

CASH AND CASH EQUIVALENTS-Ending      $   296,637                $  11,399
-------------------------             ===========                ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

Cash paid during the period for:

Interest                              $     3,234                $  13,631

Income taxes                          $        --                $      --


Non-cash investing and financing activities:

  During the period ended, a stockholder converted its notes payable and accrued interest into 410,424 shares of the Company's common stock valued at $41,042.

  During the period ended, the Company issued warrants for consulting services. The fair market value of the warrants granted using the Black-Scholes pricing model was $50,000.

  During the period ended, the Company issued 2,801,120 shares of Common Stock valued at $700,280 as a deposit for the BMZ asset acquisition.

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------

NOTE 1 - Description of Business and Basis of Presentation
         -------------------------------------------------

  Financial Statements
  --------------------
  The condensed consolidated balance sheet of Energy & Engine Technology Corporation ("EENT" or the "Company") as of June 30, 2004, the related condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of American have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and filed with the Commission.

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

  Research and Development
  ------------------------
  Research and development costs are expensed as incurred. Research and development costs for the six months ended June 30, 2004 and 2003 were $7,619 and $55,973, respectively, and are included in selling, general and administrative expenses.

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

  Net Loss per Share
  ------------------
  Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-
  end.   Common stock equivalents have been excluded from the weighted-
  average shares for the six months ended June 30, 2004 and 2003, as inclusion is anti-dilutive. Potentially dilutive securities (warrants) of 12,045,000 and 870,000 are outstanding at June 30, 2004 and 2003, respectively.

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

NOTE 2 - Note Payable Stockholder
         ------------------------

  As of June 30, 2004, the Company is in default of the terms on an outstanding note payable with one of its stockholders. The note was due on January 7, 2004 with principal balance due of $25,000 and accrued interest of $3,546.

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

  On March 31, 2004, the Company issued 4,428,382 shares of common stock to an investor pursuant to an anti-dilution agreement.

  On May 19, 2004 the Company issued an aggregate of 152,500 shares of the Company's common stock to three employees of the Company valued at $43,125 for services provided.

  On June 4, 2004, the Company issued 2,801,120 shares of common stock valued at $700,280 as part of the acquisition price for BMZ and its related intellectual property. The stock was issued as an advance to the sole stockholder of BMZ and included as part of the deposit on asset acquisition as of June 30, 2004 (see note 7).

  On June 21, 2004, the Company issued 94,595 shares of common stock valued at $35,000 to a consultant for services provided.

  On June 30, 2004, the Company issued 2,167,459 shares to an investor pursuant to an anti-dilution agreement.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------
NOTE 4 - Warrants
         --------
  Transactions involving warrants are summarized as follows:


                                         Number             Weighted
                                           Of                Average
                                        Warrants          Exercise Price
                                        --------------------------------

  Balance - December 31, 2003            1,355,000             $0.13

  Warrants issued during the period     10,715,000             $0.24

  Warrants expired during the period       (25,000)            $0.10

  Balance - June 30, 2004               12,045,000             $0.23




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

The fair value of the warrants, using the Black-Scholes option valuation model, is $2,250,000 (see note 5).

There were 12,045,000 warrants exercisable at June 30, 2004.

NOTE 5- Stock-Based Compensation
        ------------------------

  Stock-Based Compensation - The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compen-sation - Transition and Disclosure." This statement amended SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro forma net loss attributable to common stockholders for basic and diluted net loss per share as if the fair value-based method had been applied to all awards.

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------

                               Three Months Ended            Six Months Ended
                           ---------------------------- ----------------------------
                           June 30, 2004 June 30, 2003  June 30, 2004 June 30, 2003
                           ---------------------------- ----------------------------


  Net loss attributable
    to common shareholders
    - as reported          $   (470,316) $(351,810)     $(2,505,276)  $(772,752)

  Stock-based employee
    compensation cost
    determined under fair
    value method, net of
    tax effects              (2,250,000)        --       (2,250,000)         --
                           -----------------------      -----------------------
  Net loss attributable
  to common stockholders
  - pro forma              $ (2,720,316) $(351,810)     $(4,755,276)  $(772,752)
                           =======================      =======================

  Loss per share

  Basic and diluted loss
    per share: Net loss
    attributable to
    common stockholders
    - as reported          $      (0.01)  $   (0.01)     $     (0.03)  $   (0.03)

                           -----------------------       -----------------------
  Net loss attributable
    to common
    stockholders - pro
    forma                 $      (0.03)  $   (0.01)     $     (0.05)  $   (0.03)
                           ========================    =========================

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------

  The Black-Scholes option valuation model was used to estimate the fair value of the warrants granted during the six months ended June 30, 2004. There were no stock options or warrants granted to employees during the six months ending June 30, 2003. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:




  Assumptions:
  Risk-free interest rate               3.96%

  Dividend                              0.00%

  Expected life in years                 5.0

  Expected volatility                    124%


                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------
NOTE 6 - Segment Reporting
         -----------------
  Summarized financial information concerning the Company's reportable segments are shown in the following tables.

                             Gas        Wind          AXP        General
                          Gathering    Dancer         1000       Corporation  Total
------------------------------------------------------------------------------------------
For the Six Months Ended June 30, 2004:

Revenue                  $       244   $   180,579  $    40,008  $        --  $   220,831
                         ===========   ===========  ===========  ===========  ===========
Operating Loss           $   (16,211)  $   (86,522) $   (78,955) $(2,272,993) $(2,454,682)
                         ===========   ===========  ===========  ===========  ===========
Net Loss                 $   (16,211)  $   (85,922) $   (78,955) $(2,324,187) $(2,505,276)
                         ===========   ===========  ===========  ===========  ===========
Capital Expenditures     $        --   $     2,537  $        --  $    34,174  $    36,711
                         ===========   ===========  ===========  ===========  ===========
  Total identifiable
  assets at June 30,
  2004                   $   182,474   $   297,603  $ 1,418,925  $   366,161  $ 2,265,163
                         ===========   ===========  ===========  ===========  ===========

For the Six Months Ended June 30, 2003

Revenue                  $     1,245   $   107,811  $        --  $        --  $   109,056
                         ===========   ===========  ===========  ===========  ===========
Operating Loss           $   (16,586)  $   (89,947) $        --  $  (641,890) $  (748,423)
                         ===========   ===========  ===========  ===========  ===========
Net Loss                 $   (16,586)  $   (89,975) $        --  $  (666,191) $  (772,752)
                         ===========   ===========  ===========  ===========  ===========
Capital Expenditures     $        --   $    18,831  $        --  $     1,670  $    20,501
                         ===========   ===========  ===========  ===========  ===========
                                       15

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------
NOTE 6 - Segment Reporting, continued
         -----------------

For the Three Months Ended June 30, 2004

Revenue                  $       244   $    96,187  $    15,495  $        --  $   111,926
                         ===========   ===========  ===========  ===========  ===========
Operating Loss           $    (2,494)  $   (34,239) $   (24,398) $  (385,423) $  (446,555)
                         ===========   ===========  ===========  ===========  ===========
Net Loss                 $    (2,494)  $   (35,092) $   (24,399) $  (408,330) $  (470,316)
                         ===========   ===========  ===========  ===========  ===========
Capital Expenditures     $        --   $       843  $        --  $     8,053  $     8,897
                         ===========   ===========  ===========  ===========  ===========

For the Three Months Ended June 30, 2003

Revenue                  $       335   $    50,631  $        --  $        --  $    50,966
                         ===========   ===========  ===========  ===========  ===========
Operating Loss           $    (6,053)  $   (55,816) $        --  $  (276,055) $  (337,924)
                         ===========   ===========  ===========  ===========  ===========
Net Loss                 $    (6,053)  $   (55,844) $        --  $  (289,913) $  (351,810)
                         ===========   ===========  ===========  ===========  ===========
Capital Expenditures     $        --   $    16,109  $        --  $     1,050  $    17,159
                         ===========   ===========  ===========  ===========  ===========

NOTE 7 - Other items
         -----------

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

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------
NOTE 7 - Other items, continued
         -----------
  Asset Acquisition
  -----------------
  On March 4, 2004 the Company entered into a term sheet, subject to a definitive purchase agreement with BMZ Generators & Welders, Inc ("BMZ"), which is the Company's manufacturer of the AXP 1000 product, to purchase certain assets and intellectual property of BMZ.

  On May 19, 2004, the Company entered into a definitive purchase agreement with BMZ and Freddy Pereira, the owner of BMZ, pursuant to which the Company was to purchase all of BMZ's assets and related intellectual property, owned by Pereira for $2,000,000, $500,000 in cash at closing and $500,000 in Company Common Stock upon presentation of written documentation for the intellectual property with the last $1,000,000 being paid out over five years based on certain earn out criteria from the ongoing business of the subsidiary which purchased the assets. EENT hired Pereira to run the business arising from the purchased assets as of July 1, 2004. The trans-action closed effective as of July 1, 2004, with BMZ Generators Technology, Inc., a wholly owned subsidiary of the Company, as the purchaser. Although the parties negotiated the stock value at $500,000, it is being recorded for accounting purposes only at $700,280 based on the closing price of 2,801,120 shares of the Company's Common Stock (see Note 3), as of May 19, 2004, the date of the definitive agreement. The Company also issued these shares on June 4, 2004 in advance of the presentation of written documentation for the intellectual property as outlined in the definitive purchase agreement. This $700,280 is included in Deposit on Asset Acquisition as of June 30, 2004. The Company also advanced an additional $113,368 in connection with this asset acquisition.

  As of June 30, 2004 the Company has also advanced to BMZ approximately $342,000 which is included in prepaid expense and other current assets. This amount will be applied to advances for purchases of inventory.

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

NOTE 8 - Subsequent Events
         -----------------

  On July 26, 2004, in connection with a private placement offering, the Company sold an aggregate 115,000 shares of common stock to two investors at $0.22 per share or $25,300.

                                       17

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------
NOTE 8 - Subsequent Events, continued
         -----------------

  On July 29, 2004, several funds, affiliated with Mercator Advisory Group, LLC of Los Angeles, California, (collectively, with Mercator "MAG") have invested $1.7 million in the aggregate in the Company.

  The funds were invested pursuant to 7.0% Convertible Debentures, dated as of July 29, 2004 (the "Debentures").

  The terms of the Debentures are as follows:

  The coupon payment is due on the first trading day of each month while the debentures are outstanding and the Debentures are due on the one year anniversary of the issuance date.

  The Debentures are convertible into EENT Common Stock at any time at the holder's discretion in part or in whole by dividing the principal amount converted by a price ("Conversion Price") equal to 85% of the Market Price (average inter day trading price during the 10 immediately preceding trading days). In no event shall the Conversion Price be higher than $.39 or lower than $.10. At all times beneficial ownership of EENT Common Stock shall not exceed 9.99% on an as converted basis. Conversion Price is adjusted equitably for stock splits and the like.

  MAG was issued an aggregate of 4,358,974 three year warrants at an exercise price of $.39 per share. The warrants are callable by the Company at $.39 per share if for any 10 day trading period the common stock closes at at least $1.17 per share for each of the trading days.

  Within 30 days of July 29, 2004, EENT is required to file a registration statement on Form SB-2 for the shares into which the Convertible Debentures are convertible and underlying the Warrants. The Company shall use its best efforts to have the registration statement declared effective within 120 days after initial filing.

  Events of Default under the Convertible Debentures include: bankruptcy; failure to timely file the Registration Statement; failure to maintain trading of the Common Stock on the over the counter bulletin board; and failure to make any payment within 30 days of the due date therefor. Remedies include the Conversion Price to decrease to 75% of the Market Price, and payment of a 1% per month penalty for late filing of the registration statement, or if it is not effective within 120 days after filing.

  MAG also represents that it would not engage in the short selling of the Company's stock.

  On August 10, 2004, in connection with services rendered, the Company issued 50,000 shares of common stock to an employee.

  On August 10, 2004, in connection with services rendered, the Company issued 94,595 shares to two individuals for consulting services.

                                       18

                                      ENERGY & ENGINE TECHNOLOGY CORPORATION
                                                            AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------
NOTE 8 - Subsequent Events, continued
         -----------------

  On August 10, 2004, in regards to an anti-dilution agreement, the Company issued 64,899 shares to a shareholder.


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

Registrant also owns a natural gas gathering system in Louisiana, which was being operated by a related third party, American West Resources, Inc., as of June 30, 2004, which also had an option to purchase such System; however, minimal amounts of revenue were generated from the System activity during 2003, or the six months ended June 30, 2004 and the manager did not exercise its option. Although the manager has had gas flow through the System and the potential to increase such flow, the System has been subject in recent months to several hiatuses in operation. Additionally, the manager had not provided Registrant with any definitive indication as to availability of cash flow to continue operation or ability to raise investment funds to purchase the System, despite requests from Registrant. Therefore, Registrant has concluded that it is unlikely that the manager will be able to close and has terminated the letter of intent with the manager to purchase the System and has shifted focus away from the System. However, Registrant is currently seeking alternative buyers for the System.

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

* The U.S. Department of Labor estimates that the demand for employment of truck drivers may triple by 2020 from current levels.
                                       19

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

The AXP 1000 has also been successful in distinguishing itself from its competitors in several areas, including:

*   Lower cost

*   Lighter weight

*   Only unit to sit between the rails

*   Low maintenance burden

The biggest overall challenge is coordinating production/supply chain and sales. EENT is in the process of purchasing BMZ Generators, its contract assembly facility, which in its current space can assemble 30 - 50 generators per month. BMZ's owner, Freddy Pereira, has purchased a large facility in Pompano Beach Florida, which has been built out and the Certificate of Occupancy issued as of the first week of August, 2004. EENT hopes to spend the next few weeks moving into the space with production to commence in late August and early September 2004. EENT will be leasing space from Pereira and expects initial assembly volume to be close to 100 units per month at some point during the fourth quarter of 2004. By purchasing BMZ, EENT will also have direct access to its generator manufacturer, thus controlling supply.

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

With regard to the challenge of reducing the sound emission level with the AXP 1000, Registrant is applying to a program sponsored by NASA, called SATOP (Space Alliance Technology Outreach Program) which provides up to 40 hours of free technology assistance to small businesses looking to apply space technology (such as noise reduction) to the private sector. EENT is in the process of applying for the program and feels that it meets the outlined qualifications. Additionally, Registrant is exploring opportunities in the private sector to take advantage of quieter technologies; however, sound reduction is proving to be a more difficult task than originally anticipated. It is significant to note that, although noise reduction is an ongoing process, the sound level from the AXP 1000 is still significantly lower than from a truck's main engine or the generator used for cooling by reefers (refrigerated truck trailers).

General Aviation/Wind Dancer:

The discussion in the business section provides ample detail on the industry. While EENT had placed great confidence in the ability to produce marketable product from its STC purchases experience has shown that this process will take significantly more time and funding than anticipated. Therefore, EENT has determined to instead concentrate on Wind Dancer's "bread and butter" businesses - fuel sales and general aviation aircraft maintenance and installation of third party turbocharger systems. While Wind Dancer will not generate large amounts of revenue, it is generating at present, an average of $30,000 per month, and although there will be a dip over the summer as the Stevens Field runway length is reduced to 4000 feet, upon completion of runway renovations, Wind Dancer will benefit from the ability of jet aircraft to take off with full loads of fuel (increase in weight to 70,000 lbs. from 16,000 lbs.), which should greatly increase Wind Dancer's sale of jet fuel, from increased number of jets using the airport, and jets purchasing more fuel (instead of taking off with partially filled tanks due to weight limitation with the need to stop at another general aviation airport with higher weight capacity to top off tanks). While EENT is exploring the efficacy of pursuing the STC program, at present, it has determined that the priority is to use available cash to fund AXP 1000 needs, and it is considering sale of some of its STCs to a third party.

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

RESULTS OF OPERATIONS
---------------------

Registrant had realized revenues of $50,966 for the three months ended
June 30, 2003 and $109,056 for the six months ended June 30, 2003 During the six months ended June 30, 2004, Registrant realized revenues of $220,831, $180,579 from its operations of the Wind Dancer Aviation Services, Inc. subsidiary, $40,008 from sales of the AXP and $244 from Gas Gathering systems. During the three months ended June 30, 2004, Registrant had realized revenues of $111,926, $96,187 from its operations of the Wind Dancer Aviation Services, Inc. subsidiary, $15,495 from sales of its AXP 1000 product and $244 from Gas Gathering Systems. The delays in production of the AXP 1000 product continue as EENT, as of the date of filing this Form 10-QSB, is poised to move into the new facility being leased from Fernando A. Pereira in Pompano Beach, Florida. Production is expected to be sluggish until the new facility is complete and EENT is able to move assembly operations there. The revenues from Wind Dancer Aviation continue to be consistently derived from fuel sales (which has been lower than anticipated this Summer due to the runway construction which has caused on 3900 feet of runway to be available causing many planes to land at other area airports) and aircraft maintenance work. The STC-derived turbo-charger business is a long term capital intensive proposition, which EENT has deemed to not be a priority for capital investment at present.

With regard to EENT's gas gathering system, EENT has terminated the relation-ship with American West Resources for lack of success and lack of demonstration of ability to fund purchase of the System. EENT is looking for other opportunities to sell the System but in the interim has "shut in" the System to avoid further losses. Please refer to our 2003 10-KSB for further detail.

Registrant had a net loss of $772,752 for the six months ended June 30, 2003 and of $2,505,276 for the six months ended June 30, 2004, resulting in a net loss per share of $.03 and $.03 respectively. Registrant had a net loss of $351,810 for the three months ended June 30, 3003 and of $470,316 for the 3 months ended June 30, 2004, resulting in a net loss per share of $.01 and $.01 respectively. The marked increase in net loss is based primarily on financing costs but also on increased overhead costs as the Company prepares for production and increases staff and equipment in order to become production ready.

Selling, general and administrative expenses for the six months ended June 30, 2003 and June 30, 2004 were $682,993 and $750,327 respectively and for the three months ended June 30, 2003 and June 30, 2004 were $343,214 and $389,559, respectively. The increase in selling, general and administrative expenses is based primarily upon increases in overhead costs due to increases in staff and equipment as the Company prepares for production of its products.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 2003 and June 30, 2004, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $7,024 and $296,637, respectively, which was the balance of proceeds raised in several private Section 4(2) stock sales and note payable agreements.

Registrant, however closed on $1.7 million in financing on July 29, 2004. Registrant believes that its existing cash balance and future operating cash flows should be sufficient for near term operating needs (given the completed capital raise in February 2004 and on July 29, 2004).

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

With regard to known trends and events reasonably expected to have a material impact on net sales and revenues, Registrant strongly believes that the heightened interest in idling alternatives should provide a stronger demand for the AXP 1000 device. Uncertainties include whether there can be sufficient noise reduction in the AXP 1000 to overcome objections from some long haul truckers (the AXP 1000 is air cooled rather than water cooled, so it has a somewhat elevated noise level when compared with liquid cooled
devices).   EENT is currently working on alternatives to lower the noise level and is making steady progress. There is also concern over the reliability of the HVAC unit currently used, but management believes alternatives are available. Also, Registrant does not believe it will be faced with the same delays it experienced in 2003, which were largely caused by cash flow issues.

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

(h) On May 19, 2004, the Company issued an aggregate of 152,500 shares of the Company's common stock to three employees of the Company valued at $43,125 for services provided.

(i) On June 4, 2004, the Company issued 2,801,120 shares of common stock valued at $700,280 as part of the acquisition price for BMZ and its related intellectual property. The stock was issued as an advance to Fernando A. Pereira and included as part of the deposit on asset acquisition as of June 30, 2004 (see Note 7)

(j) On June 21, 2004, the Company issued 94,595 shares of common stock valued at $35,000 to a consultant for services provided.

(k) On June 30, 2004, the Company issued 2,167,459 shares to an investor pursuant to an anti-dilution agreement.

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

(b)  Reports
     Item #   Description
       2      Acquisition or Disposition of Assets filed 7-16-04
       7      Financial Statements and Exhibits filed 7-16-04
     5 & 9    Other Events and Regulation Form D Disclosure filed 8-10-04
       7      Exhibits filed 8-10-04

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 16, 2004              /s/ Willard G. McAndrew, III
                               ----------------------------------
                             Energy & Engine Technology Corporation


Date:  August 16, 2004              /s/ Willard G. McAndrew, III
                               ----------------------------------
                                   Willard G. McAndrew, III

Date:  August 16, 2004                 /s/ Roger N. Wurtele
                               ----------------------------------
                                       Roger N. Wurtele

*Print the name and title of each signing officer under his signature.