Form 10QSB
period 2004-09-30
ENERGY & ENGINE TECHNOLOGY CORP
filed 2004-11-16
CIK 1121811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________

Commission file number 0-32129

Energy & Engine Technology Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	88-0471842
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

5308 West Plano Parkway, Plano, Texas 75093
(Address of principal executive offices)

(972) 732-6360
(Issuer's telephone number)

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 120,257,723 (as of November 12, 2004).

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES
CONTENTS

Page

Item 1. Financial Statements
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Balance Sheet	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5-6
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7-17
Item 2. Management's Discussion and Analysis or Plan of Operation	18-22
Item 3. Controls and Procedures	23

PART II - OTHER INFORMATION

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September 30, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$807,927
Accounts receivable	30,969
Inventories	622,211
Prepaid expenses and other current assets	226,794
Total Current Assets	1,687,901

PROPERTY AND EQUIPMENT, Net	459,618
OTHER ASSETS
Intangible assets, net	904,927
Goodwill	146,518
Total Other Assets	1,051,445

TOTAL ASSETS	$3,198,964

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$416,486
Accrued expenses, officers	353,605
Current maturities of note payable	8,079
Convertible debentures payable, net of discount of $1,416,667	283,333
Notes payable, stockholders, net of discount of $52,880	448,024

Total Current Liabilities	1,509,527

OTHER LIABILITIES
Note payable, less current maturities	11,668

TOTAL LIABILITIES	1,521,195

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 180,000,000 shares authorized 109,479,178 shares issued and outstanding	109,479
Additional paid-in capital	12,140,518
Accumulated Deficit	(10,572,228)

TOTAL STOCKHOLDERS’ EQUITY	1,677,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,198,964

See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months and Nine Months Ended September 30, 2004 and 2003

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003

NET SALES	$218,038	$174,482	$438,869	$283,538
COST OF SALES	161,128	98,584	285,674	139,970
GROSS PROFIT	56,910	75,898	153,195	143,568
OPERATING EXPENSES
Selling, general and administrative expenses	716,592	371,060	1,466,919	1,054,053
Stock based compensation	63,725	1,955,500	1,864,365	2,088,600
TOTAL OPERATING EXPENSES	780,317	2,326,560	3,331,284	3,142,653
OPERATING LOSS	(723,407)	(2,250,662)	(3,178,089)	(2,999,085)
OTHER (EXPENSE)INCOME
Interest income	169		2,491
Interest expense	(362,408)	(36,265)	(415,324)	(60,594)
TOTAL OTHER EXPENSE	(362,239)	(36,265)	(412,833)	(60,594)
NET LOSS	$(1,085,646)	$(2,286,927)	$(3,590,922)	$(3,059,679)
NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.01)	$(0.05)	$(0.04)	$(0.09)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	109,340,099	48,862,568	100,939,543	33,004,715

See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,590,922)	$(3,059,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,545	26,985
Stock-based compensation	1,864,365	2,088,600
Amortization of debt discount	316,841	25,066
Changes in operating assets and liabilities:
Accounts receivable	(22,907)	30,837
Inventory	(293,304)	(130,338)
Prepaid expenses and other current assets	(83,367)	(134,346)
Accounts payables and accrued expenses	(87,404)	48,625
Accrued expenses, officers	(234,126)	147,253
TOTAL ADJUSTMENTS	1,566,643	2,102,682
NET CASH USED IN OPERATING ACTIVITIES	(2,024,279)	(956,997)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(68,139)	(25,128)
Cash paid for intangible assets	(65,000)
Cash paid for acquisition	(500,000)
NET CASH USED IN INVESTING ACTIVITIES	(633,139)	(25,128)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) Proceeds from notes payable, stockholders	(8,095)	519,624
Proceeds from notes payable net	--	26,151
Proceeds from convertible debentures	1,700,000	--
Repayment of note payable	(4,384)	--
Proceeds from the issuance of common stock, net of offering costs	1,770,800	437,129
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,458,321	982,904
NET INCREASE IN CASH AND CASH EQUIVALENTS	800,903	779
CASH AND CASH EQUIVALENTS-Beginning	7,024	27,817
CASH AND CASH EQUIVALENTS-Ending	$807,927	$28,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$30,229	$43,426
See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30, 2004 and 2003

Non-cash investing and financing activities:

During the nine months ended September 30, 2004:

A stockholder converted its notes payable and accrued interest into 410,424 shares of the Company's common stock valued at $41,042.

The Company issued warrants for consulting services. The fair market value of the warrants granted using the Black-Scholes pricing model was $50,000.

The Company issued 2,801,120 shares of Common Stock valued at $700,280 in connection with the acquisition of BMZ (See note 8).

In connection with the convertible debentures the Company issued warrants with a fair market value of $779,167and also a beneficial conversion feature of $920,833.

See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 1 - Description of Business and Basis of Presentation

Financial Statements

The condensed consolidated balance sheet of Energy & Engine Technology Corporation ("EENT" or the "Company") as of September 30, 2004, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary in order to make the financial statements not misleading. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 and filed with the Commission.

Organization and Principal Business Activity

EENT was incorporated under the name Bidder Communications, Inc. in Nevada on November 16, 1999. It changed its name from Bidder Communications, Inc. ("Bidder") to Energy & Engine Technology Corporation on December 5, 2001.

The consolidated financial statements include the accounts of EENT and its wholly owned subsidiaries, Gas Gathering Enterprises, LLC ("Gas Gathering") (previously, Southern States Gas Gathering, LLC), BMZ Generators Technology, Inc., and Wind Dancer Aviation Services, Inc. ("Wind Dancer") collectively referred to as the "Company."

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

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 1 - Description of Business and Basis of Presentation, continued

Fixed Base Operator

Revenue is recognized at the time the services are performed and provided, or made available to its customers.

BMZ Generators Technology, Inc.

Revenue is recognized at the time the generator is delivered to the customer.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories consist of aviation fuel, parts and materials and engines and is valued at the lower of cost or market, cost is being determined using the first in/first-out basis.

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the nine months ended September 30, 2004 and 2003 were $98,877 and $65,992 respectively, and are included in selling, general and administrative expenses.

Income Taxes

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

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 1 - Description of Business and Basis of Presentation, continued

Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents have been excluded from the weighted average shares for the nine months ended September 30, 2004 and 2003, as inclusion is anti-dilutive. Potentially dilutive securities (warrants) of 16,153,974 and 1,370,000 are outstanding at September 30, 2004 and 2003, respectively.

Use of Estimates in the Financial Statements

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

NOTE 2 - Note Payable Stockholder

As of September 30, 2004, the Company is in default of the terms on an outstanding note payable with one of its stockholders. The note was due on January 7, 2004 with principal balance due of $25,000 and accrued interest of $4,170.

NOTE 3 - Common Stock

During the three months ended March 31, 2004, the Company issued an aggregate of 3,300,000 shares of common stock valued at $1,524,000 to three officers of the Company for services performed.

On January 23, 2004 through March 12, 2004, in connection with a private placement offering, the Company sold an aggregate of 15,455,000 shares of common stock to investors at $0.10 per share or $1,460,500 net of offering costs of $85,000. The Company also issued an additional 104,000 shares of common stock and on May 6, 2004, issued 810,000 warrants (See Note 4) to consultants in connection with this offering. In consideration of consulting services to be provided, the Company has granted the right of first refusal for future financing for a period of six months to one of these investors.

As additional consideration for consulting services, the Company has also issued warrants to this investor to purchase 500,000 shares of the Company's common stock with an exercise price of $0.20, which expire in one year. The fair market value of the warrants granted using the Black-Scholes pricing model was $50,000.

On January 30, 2004, the Company issued 130,000 shares of common stock valued at $24,700 to a former employee in connection with a termination agreement.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 3 - Common Stock, continued

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

During the first quarter, the Company issued 410,424 shares of common stock to a stockholder in satisfaction of a $40,000 note payable plus accrued interest in the amount of $1,042.

On March 31, 2004, the Company issued 4,428,382 shares of common stock to an investor pursuant to an anti-dilution agreement, which, as previously reported, expires August 15, 2005.

On May 19, 2004 the Company issued an aggregate of 152,500 shares of the Company's common stock to three employees of the Company valued at $43,125 for services provided.

On June 4, 2004, the Company issued 2,801,120 shares of common stock valued at $700,280 as part of the acquisition price for BMZ and its related intellectual property. The stock was issued as an advance to the sole stockholder of BMZ and included as part of the deposit on asset acquisition as of June 30, 2004 (see note 8).

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

On August 10, 2004, the Company issued 50,000 shares of common stock to an employee of the Company valued at $18,500 for services provided.

On August 10, 2004, the Company issued 94,595 shares of common stock to two individuals valued at $36,892 for consulting services rendered.

On August 10, 2004, in connection with an anti-dilution agreement, the Company issued 64,899 shares to a stockholder.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
NOTE 4 - Warrants

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance - December 31, 2003	1,355,000	$0.13
Warrants issued during the period	15,073,974	0.27
Warrants expired during the period	(275,000)	(0.24)
Balance - September 30, 2004	16,153,974	$0.26

On May 6, 2004, in connection with the January 23, 2004 through March 12, 2004 private placement offering (See Note 3), the Company issued 810,000 warrants, with a term of one year, to purchase the Company's common stock to five consultants. The exercise price for each warrant is $0.10 per share.

On May 12, 2004, the Company issued 9,000,000 warrants, with a term of three years, to purchase the Company's common stock to its officers. The exercise price of each warrant is $0.25 per share. The fair value of the warrants, using the Black-Scholes option valuation model, is $2,250,000 (see note 6).

On July 29, 2004, in connection with the July 29, 2004 private placement offering (See Note 5), the Company issued 4,358,974, with a term of three years, warrants to purchase the Company's common stock to four consultants. The exercise price for each warrant is $0.39 per share.

There were 16,153,974 warrants exercisable at September 30, 2004.

NOTE 5 - Debt

In July 2004, the Company completed a private placement to certain institutional investors of $1.7 million in principal amount for a one year 7% Convertible Debentures (the "Debentures") and 4,358,974 Warrants due July 2007, at an exercise price of $0.39 per share (the “Warrants”) upon the effectiveness of the Company's registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures and Warrants. The Registration Statement was originally filed on August 25, 2004. The Registration Statement, as amended from time to time, was declared effective by the Securities and Exchange Commission on October 14, 2004.

The holders of the Debentures can convert their debt into shares of the Company's common stock at 85% of market price per share with a floor of $0.10 and a ceiling of $0.39, subject to certain anti-dilution adjustments.

Accrued interest under the Debentures may be paid in cash or Common Stock. In the event of an uncured default, as defined, or a non-permitted sale of securities, the holders of the Debentures may convert at 75% of Market Price.

The gross proceeds of the $1,700,000 in July of 2004 were allocated 54% or $920,833 to the debentures and 46% or $779,167 to the Warrants. As a result of such allocation and conversion terms of the aforementioned debt, the Company recorded an aggregate debt discount and beneficial feature for the total amount of the debt principal of 1,700,000. Interest expense for the three and nine months ended September 30, 2004 includes amortization expense of $283,333 of the deferred debt discount and the beneficial conversion feature on the convertible notes and the warrants as required by EITF 98-05 and 00-27. In connection with this private placement, the Company incurred loan cost of $180,000 which is included in other assets. The loan cost is amortized over the life of the loan and amortization expense of $30,000 for the period ended September 30, 2004 is included in interest expense.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 6- Stock-Based Compensation

Stock-Based Compensation - The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amended SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, the following table presents pro forma net loss attributable to common stockholders for basic and diluted net loss per share as if the fair value-based method had been applied to all awards.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003
Net loss Attributable to common stockholders - as reported	(1,085,646)	(2,286,927)	(3,590,922)	(3,059,679)
Stock-based Employee Compensation Cost determined under fair value method, net of tax effects	--	--	(2,250,000)	--
Net loss attributable to common stockholders - pro forma	(1,085,646)	(2,286,927)	(5,840,922)	(3,059,679)
Loss per share
Basic and diluted Loss per share: Net loss attributable to common stockholders - as reported	(0.01)	(0.05)	(0.04)	(0.09)
Net loss attributable to common stockholders - pro forma	(0.01)	(0.05)	(0.06)	(0.09)

The Black-Scholes option valuation model was used to estimate the fair value of the warrants granted during the nine months ended September 30, 2004. There were no stock options or warrants granted to employees during the nine months ending September 30, 2003. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

Assumptions:
Risk-free interest rate	3.96%
Dividend	0.00%
Expected life in years	5.0
Expected volatility	124%

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 7 - Segment Reporting

Summarized financial information concerning the Company's reportable segments are shown in the following tables.

	Gas Gathering	Wind Dancer	BMZ	General Corporation	Total

For the Nine Months Ended September 30, 2004:

Revenue	$244	$269,488	$169,137	$--	$438,869
Operating Loss	$(20,011)	$(112,728)	$(366,662)	$(2,678,688)	$(3,178,089)
Net Loss	$(20,011)	$(112,535)	$(366,662)	$(3,091,714)	$(3,590,922)
Capital Expenditures	$--	$2,803	$158,148	$38,623	$199,574
Total identifiable assets at September 30, 2004	$179,746	$255,771	$1,053,377	$1,710,070	$3,198,964

	Gas Gathering	Wind Dancer	BMZ	General Corporation	Total

For the Nine Months Ended September 30, 2003:

Revenue	$1,245	$282,293	$--	$--	$283,538
Operating Loss	$(20,137)	$(120,355)	$--	$(2,858,593)	$(2,999,085)
Net Loss	$(20,137)	$(120,596)	$--	$(2,918,946)	$(3,059,679)
Capital Expenditures	$--	$42,976	$--	$1,670	$44,646

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 7 - Segment Reporting, continued

	Gas Gathering	Wind Dancer	BMZ	General Corporation	Total

For the Three Months Ended September 30, 2004

Revenue	$--	$88,910	$129,128	$--	$218,038
Operating Loss	$(3,800)	$(26,205)	$(287,706)	$(405,696)	$(723,407)
Net Loss	$(3,800)	$(26,612)	$(287,706)	$(767,527)	$(1,085,646)
Capital Expenditures	$--	$266	$158,148	$4,449	$162,863

	Gas Gathering	Wind Dancer	BMZ	General Corporation	Total

For the Three Months Ended September 30, 2003

Revenue	$--	$174,482	$--	$--	$174,482
Operating Loss	$(3,551)	$(30,408)	$--	$(2,216,703)	$(2,250,662)
Net Loss	$(3,551)	$(30,621)	$--	$(2,252,755)	$(2,286,927)
Capital Expenditures	$--	$24,145	$--	$--	$24,145

NOTE 8 - Acquisition

On July 1, 2004, EENT, through its wholly owned subsidiary BMZ Generators Technology, Inc., purchased certain assets of BMZ Generators, Inc., (“BMZ”) a Pompano Beach, Florida-based company that is in the power generator manufacturing, assembly and sales business and intellectual property from its owner, Freddy Pereira. The assets were sold for total consideration of $2,000,000, $500,000 in cash at closing paid to BMZ for the sale of BMZ's assets and $500,000 in EENT Common Stock issued to Pereira personally upon presentation of written documentation for the intellectual property, with a potential additional $1,000,000 being paid out to Mr. Pereira over five years based on certain earn out criteria from the ongoing business of EENT arising from the purchased assets. EENT hired Mr. Pereira to manage the business arising from the purchased assets for a five year period beginning July 1, 2004. Although the parties negotiated the value of the stock issued to Pereira personally at $500,000, it is being recorded for accounting purposes on the books of EENT at $700,280 based on the closing price of 2,801,120 shares of EENT's Common Stock, as of May 19, 2004, the date of the definitive purchase agreement. EENT issued these shares on June 4, 2004 in advance of the presentation of written documentation for the intellectual property as outlined in the definitive purchase agreement.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 8 - Acquisition (continued)

Total Consideration
Cash	$500,000
Restricted Common Stock (issued to Pereira personally)	700,280
Contingent Earnout	1,000,000
Total Consideration	$2,200,280

Allocation:
BMZ Assets
Inventory, net	$56,286
Prepaid expenses and other current assets	35,760
Furniture, fixtures & equipment	131,436
Tradename	60,000
Trade Secrets	20,000
Non-compete	50,000
Goodwill	146,518
500,000
Freddy Pereira - Intellectual Property	700,280
Contingent earnout	1,000,000
Total Consideration	$2,200,280

The following table of proforma unaudited information gives effect to the acquisitions of the assets from BMZ and Mr. Pereira as if such acquisition had occurred at the beginning of the periods shown.

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003
Revenues	$276,796	$645,146	$582,213
Net Loss	$(2,340,753)	$(3,653,792)	$(3,076,050)
Net Loss Per Share	(0.05)	(0.04)	(.09)

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 9 - Other items

Authorized Shares

On February 18, 2004, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase their authorized shares of common stock to 180,000,000.

On August 17, 2004, EENT purchased the rights to all of the technology, including all patent rights, produced and to be produced by C.A.P.S., LLC, a Tennessee limited liability company. C.A.P.S. and its principals, Nathan Brown and Dan Killian, are the inventors of power generation technology. The terms of the purchase consisted of an initial purchase price of $40,000 in cash (which is in addition to a $25,000 payment to C.A.P.S. in June 2004 for an exclusive period to review certain C.A.P.S. technology). Upon delivery of specified working models of the two initial technologies, EENT is to pay C.A.P.S. $20,000 a month, indefinitely, less any royalty payments made, until royalty payments reach $20,000 per month. Royalty payments for the initial technology are to be $125 per unit sold and for the next technology shall be 10% of the net invoice price for units sold. In addition, for units sold at certain benchmark levels, restricted shares of EENT Common Stock shall be issued as follows:

Units Sold	Shares of Stock to be Issued
100	100,000
250	200,000
500	500,000
750	1,000,000
1,000	1,500,000

The last three issuances are expressly contingent on a unit failure rate not to exceed 5%.

Terms of royalties on future technologies shall be determined on a case by case basis.

Legal Proceedings

600 Racing, Inc. v. EENT et. al.

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

NOTE 10 - Subsequent Events

On October 15, 2004, an investor exercised warrants to purchase 200,000 shares of the Company's common stock at $0.01 per share or $2,000.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 10 - Subsequent Events, continued

On October 15, 2004, in connection with a private placement offering, the Company sold an aggregate 100,000 shares of common stock to an investor at $0.22 per share or $22,000.

On October 15, 2004, an investor exercised warrants to purchase 100,000 shares of the Company's common stock at $0.25 per share or $25,000.

On October 15, 2004, the Company issued 120,000 shares of common stock valued at $34,800 to a consultant for services provided.

On October 15, 2004, in connection with services rendered, the Company issued 65,000 shares to an individual for consulting services.

On October 15, 2004, the Company issued 158,750 shares to an investor pursuant to an anti-dilution agreement.

On October 20, 2004, the Company issued 100,000 shares of common stock to a vendor in satisfaction of a $20,000 note payable plus accrued interest.

On October 21, 2004, the Company issued 1,176,471 shares of common stock to investors upon conversion of their convertible notes payable in the amount of $200,000 plus interest. (See note 5)

On October 28, 2004, the Company issued 3,758,334 shares of common stock to investors upon conversion of their convertible notes payable in the amount of $451,000 plus interest. (See note 5)

On November 3, 2004, the Company issued 5,000,000 shares of common stock to investors upon conversion of their convertible notes payable in the amount of $600,000 plus interest. (See note 5)

Item 2. Management's Discussion and Analysis or Plan of Operation.

OVERVIEW

Registrant operates businesses which provide products to various aspects of the transportation industry (long haul trucking and general aviation) which supply innovative products to promote efficiency of operation of motor vehicles, reduce fuel consumption, and assist in reducing pollutive emissions from operation of motor vehicles.

Registrant also owns a natural gas gathering system in Louisiana, which was being operated by a related third party, American West Resources, Inc., as of September 30, 2004, which also had an option to purchase such System; however, minimal amounts of revenue were generated from the System activity during 2003, and the nine months ended September 30, 2004 and the manager did not exercise its option. Although the manager has had gas flow through the System and the potential to increase such flow, the System has been subject in recent months to several hiatuses in operation. Additionally, the manager had not provided Registrant with any definitive indication as to availability of cash flow to continue operation or ability to raise investment funds to purchase the System, despite requests from Registrant. Therefore, Registrant has concluded that it is unlikely that the manager will be able to close and has terminated the letter of intent with the manager to purchase the System and has shifted focus away from the System. However, Registrant is currently seeking alternative buyers for the System.

Long Haul Trucking Industry and the AXP 1000 (according to statistics gleaned from Truckinfo.net in late March 2004):

•	The overall U.S. trucking industry employs over 9 million individuals, with an estimated 15.5 million trucks overall, of these 1.9 million are tractor trailers.

•	There are an estimated 3.3 million truck drivers, with 10% being independent truckers (mostly owner operators).

•	There are also over 360,000 trucking companies with 96% operating 28 or fewer trucks.

•	Total revenue estimates are $255 billion per year.

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

Given the size of the market, EENT believes that there is ample room for itself and its competitors. With estimates of 500,000 or more long haul trucks on the road today, even if EENT were to only capture a 1% market share, with an average sales price of $5000 per unit, this represents gross revenues of $25,000,000. Due to production challenges and the extremely active 2004 hurricane season EENT was on production hiatus during the third quarter of 2004 and has recently restarted production. However, EENT will review production results during the fourth quarter before projecting potential 2005 production.

The AXP 1000 has also been successful in distinguishing itself from its competitors in several areas, including:

•	Lower cost

•	Lighter weight

•	Only unit to sit between the rails

•	Low maintenance burden

The biggest overall challenge is coordinating production/supply chain and sales. EENT has purchased BMZ Generators, its contract assembly facility, which in its current space can assemble 30 - 50 generators per month. BMZ's owner, Freddy Pereira, has purchased a large facility in Pompano Beach Florida, which has been built out and the Certificate of Occupancy issued as of the first week of August, 2004. EENT and BMZ spent the third quarter moving into the facility and meeting hurricane demand and has recommenced production in late October 2004. EENT has leased space, on a month to month basis, from Pereira and expects initial assembly volume to be close to 100 units per month at some point during the fourth quarter of 2004 or first quarter of 2005. By purchasing BMZ, EENT also has direct access to its generator manufacturer, thus controlling supply.

The BMZ purchase also gives EENT the opportunity to expand into other stand alone and portable generator markets in the future, such as the marine, aviation and military industries, thus giving it flexibility in expansion of revenue base should the APU market become saturated. In fact, in late October 2004, BMZ’s second production line, for Lombardini engine driven generator sets for the marine industry, was commenced. Also, the facility will become, under the aegis of Freddy Pereira, ISO 9001 certified, allowing it to be an industry accepted testing facility for its products.

In early October 2004, EENT unveiled its new technology, the AXP InfiniGen, for the long haul trucking industry. This second generation AXP technology, which powers the cab’s creature comforts, has a unique set of characteristics which provide full sine-wave power without engine idling, noise and diesel fuel consumption. The Company hopes to make this new technology available to the marketplace during the first quarter of 2005.

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

Additional 2004 and 2005 Goals:

Management has, in addition to product specific goals, undertaken to use its reasonable best efforts to accomplish the following in 2004 and 2005:

•	Listing on the Australian Stock Exchange to ease buying and selling of EENT stock by Pacific Rim Shareholders

•	Preparation for listing on a U.S. regulated exchange (most probably the American Stock Exchange) and effectuating that listing, depending on ability to meet listing criteria, in 2005

•	Implementation of further internal controls and policies and procedures to continue to self manage the growth of Registrant's business and personnel as the business expands

•	Possible sale of non revenue generating assets, such as the Gas Gathering System, and certain STCs owned by Wind Dancer Aviation, to create additional cash available to utilize in the growth of the AXP 1000 and Wind Dancer business segments and to explore additional genset applications, as discussed under the AXP 1000 heading above

•	Shift from reliance of use of outside consultants for support services (such as investor relations) to self reliance for such services through the use of internal resources and personnel

•	Identification of new markets for products and long range business planning for all business units

FORWARD LOOKING STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this document (as well as information included in oral statements or other written statements made or to be made by Energy & Engine Technology Corporation) contains statements that are forward-looking, such as statements relating to the future anticipated direction of the high technology and energy industries, plans for future expansion, various business development activities, planned capital expenditures, future funding sources, anticipated sales growth and potential contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Energy & Engine Technology Corporation. These risks and uncertainties include, but are not limited to, those relating to development and expansion activities, dependence on existing management, financial activities, domestic and global economic conditions, changes in federal or state tax laws, and market competition factors.

RESULTS OF OPERATIONS

Registrant had revenues of $174,482 for the three months ended September 30, 2003 and $283,538 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, Registrant had revenues of $438,869, $269,488 from its operations of the Wind Dancer Aviation Services, Inc. subsidiary, and $169,136 from sales of its BMZ Generators Technology, Inc. subsidiary. During the three months ended September 30, 2004, Registrant had revenues of $218,038, $88,910 from its operations of the Wind Dancer Aviation Services, Inc. subsidiary, $129,128 from sales of its BMZ Generators Technology, Inc. subsidiary. The delays in production of the AXP 1000 product continue as EENT did not commence production until late October 2004 due to the strong hurricane season and delays in moving into its new facility, being leased on a month to month basis from Fernando A. Pereira in Pompano Beach, Florida. EENT has commenced production with two lines, one for its AXP 1000 product and one for its Lombardini engine driven marine generators. The revenues from Wind Dancer Aviation continue to be consistently derived from fuel sales (which has been lower than anticipated this summer due to the runway construction which has caused on 3900 feet of runway to be available causing many planes to land at other area airports) and aircraft maintenance work. The STC-derived turbo-charger business is a long term capital intensive proposition, which EENT has deemed to not be a priority for capital investment at present, and is looking to sell its STC portfolio.

With regard to EENT's gas gathering system, EENT has terminated the relationship with American West Resources for lack of success and lack of demonstration of ability to fund purchase of the System. EENT is looking for other opportunities to sell the System but in the interim has "shut in" the System to avoid further losses. Please refer to our 2003 10-KSB for further detail.

Registrant had a net loss of $3,059,679 for the nine months ended September 30, 2003 and of $3,590,922 for the nine months ended September 30, 2004, resulting in a net loss per share of $0.09 and $0.04 respectively. Registrant had a net loss of $2,286,927 for the three months ended September 30, 2003 and of $1,085,646 for the three months ended September 30, 2004, resulting in a net loss per share of $0.05 and $0.01 respectively. The marked increase in net loss is based primarily on financing costs but also on increased overhead costs as the Company prepares for production and increases staff and equipment in order to become production ready.

Selling, general and administrative expenses for the nine months ended September 30, 2003 and September 30, 2004 were $1,054,053 and $1,466,919 respectively and for the three months ended September 30, 2003 and September 30, 2004 were $371,060 and $716,592, respectively. The increase in selling, general and administrative expenses is based primarily upon increases in overhead costs due to increases in staff and equipment as the Company prepares for production of its products. Stock based compensation for the three and nine months ended September 30, 2004 and 2003 was, respectively, three months: $62,725 and $1,955,500 and nine months: $1,864,365 and $2,088,600. The marked decrease especially in the third quarter 2004, is due to the ability of Registrant to pay cash for services and its increased personnel, thus allowing to handle expanded services in house.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003 and September 30, 2004, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $7,024 and $807,927, respectively, which was the balance of proceeds raised in several private Section 4(2) stock sales and note payable agreements.

Registrant believes that its existing cash balance and future operating cash flows should be sufficient for near term operating needs (given the completed capital raise in February 2004 and on July 29, 2004).

As mentioned in the overview, the length of time to completion of the Stevens Field runway expansion is significant as during the construction period, there will be limited access to the Field, which will cause decreased amounts of fuel to be sold through the fall of 2004. However, Wind Dancer may be able to continue to consistently attract maintenance and third party turbocharger installation work to offset the potential loss of $80,000 - $90,000 in fuel sale revenue over the second and third quarters. Once the construction is complete and jets can land and take on more fuel, there should be offsetting sales of fuel in the fourth quarter to substantially counteract the intermediate losses.

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

The other major uncertainty is the extent to whether new technology will appear that will make the small generator/engine genset used by EENT obsolete. Given the potential development of other power generator technologies, there may be a limited window of 5 - 10 years for EENT's technology as currently configured. Therefore, EENT, in addition to gearing up for current production, is looking into commencing a research and development project for its next generation products (i.e.: the AXP InfiniGen), which is envisioned to be a part of the AXP 1000 business unit, with project specific funding, to be determined in the future as the details of such research and development products come to fruition. Discussions for a joint venture with a company with a potential alternative fuel generation source are under way. Registrant is also in the process of securing its next generation engine driven genset, to replace the currently used engine. This is an intermediate step to be taken before putting an alternative fuel generation source into commercial production.

Another guard against obsolescence is looking for new markets for BMZ generators. Therefore, Registrant will commence exploration of marketing and sales for the generator products in other likely industries, most notably marine, aviation and military.

Of course, EENT's business is subject to customary and usual business risks, not necessarily subject to its control, including, but not limited, to:

•	Ordinary operating risks (product, labor and capital cost increases)

•	General economic conditions

•	Changes in laws and regulations

•	Competition

•	Stock and product market volatility

•	"Acts of God"

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

(b)

On January 23, 2004 through March 12, 2004, in connection with private placement offering, the Company sold an aggregate of 15,455,000 shares of common stock to investors at $0.10 per share or $1,460,500 net of offering costs of $85,000. The Company also issued an additional 104,000 shares of common stock and on May 6, 2004, issued 810,000 warrants to consultants in connection with this offering. In consideration of consulting services to be provided, the Company has granted the right of first refusal for future financing for a period of six months to one of these investors.

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

(e)	During the first quarter, the Company issued an aggregate of 204,000 shares of common stock valued at $47,190 to consultants for services provided.

(f)	During the first quarter, the Company issued 410,424 shares of common stock to a shareholder in satisfaction of a $40,000 note payable plus accrued interest in the amount of $1,042.

(g)	On March 31, 2004, the Company issued 4,428,382 shares of common stock to an investor in regards to an anti-dilution agreement, which expires August 15, 2005.

(h)	On May 19, 2004, the Company issued an aggregate of 152,500 shares of the Company's common stock to three employees of the Company valued at $43,125 for services provided.

(i)

On June 4, 2004, the Company issued 2,801,120 shares of common stock valued at $700,280 as part of the acquisition price for BMZ and its related intellectual property. The stock was issued as an advance to Fernando A. Pereira and included as part of the deposit on asset acquisition as of June 30, 2004 (see Note 7)

(j)	On June 21, 2004, the Company issued 94,595 shares of common stock valued at $35,000 to a consultant for services provided.

(k)	On June 30, 2004, the Company issued 2,167,459 shares to an investor pursuant to an anti-dilution agreement.

(l)	On July 26, 2004, in connection with a private placement offering, the Company sold an aggregate 115,000 shares of common stock to two investors at $0.22 per share or $25,300.

(m)	On August 10, 2004, in connection with services rendered, the Company issued 50,000 shares of common stock to an employee.

(n)	On August 10, 2004, in connection with services rendered, the Company issued 94,595 shares to two individuals for consulting services.

(o)	On August 10, 2004, in regards to an anti-dilution agreement, the Company issued 64,899 shares to a shareholder.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K and 8-K/A.

(a)	Exhibit Number	Description
	31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Item #	Description
	2	Acquisition or Disposition of Assets filed 7-16-04
	7	Financial Statements and Exhibits filed 7-16-04
	5 & 9	Other Events and Regulation Form D Disclosure filed 8-10-04
	7	Exhibits filed 8-10-04
	9.01	Amended Financial Statements and Exhibits filed 9-23-04
	2.01 & 9.01	Press Release filed 10-21-04
	7.01 & 9.01	Press Release filed 11-03-04
	3.02	Unregistered sale of equity securities filed 11-05-04

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 15, 2004	/s/ Willard G. McAndrew, III
Energy & Engine Technology Corporation

Date:	November 15, 2004	/s/ Willard G. McAndrew, III
Willard G. McAndrew, III

Date:	November 15, 2004	/s/ Roger N. Wurtele
Roger N. Wurtele

*Print the name and title of each signing officer under his signature.