Form 10KSB
period 2004-12-31
ENERGY & ENGINE TECHNOLOGY CORP
filed 2005-04-15
CIK 1121811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED DECEMBER 31, 2004

Commission File Number 0-32129

Energy and Engine Technology Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0471842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5308 West Plano Parkway Plano, Texas 75093
(Address of principal executive offices) (Zip Code)

(972) 732-6360
Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: ☒ NO: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The number of shares outstanding of the Registrant's common stock as of March 9, 2005 was 120,528,374.

Registrant had revenues for its year ended December 31, 2004 of $207,165.

Registrant's common stock is listed and trading on the OTCBB under the symbol “EENT”. The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 9, 2005 was $12,117,145. This calculation does not reflect a determination that persons are affiliates for any other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, including, but not limited to, the Quarterly Reports on Form 10-QSB to be filed by the Registrant in the year 2005.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Energy & Engine Technology Corporation (“Registrant” or the “Company”) was formed in the State of Nevada on November 16, 1999 under the name Bidder Communications, Inc. On December 5, 2001, Registrant filed an Amendment to its Articles of Incorporation, changing the name of the company to Energy & Engine Technology Corporation.

On September 7, 2001, the Company acquired 100% of the membership interests in Southern States Gas Gathering, LLC (“SSGG”) for $153,828 in cash and common stock, which was recorded as an acquisition of assets. The assets acquired consisted primarily of an inactive 65 mile gas gathering system located in the Caddo Pine Island Field, Louisiana. The Gas Gathering operation was considered a discontinued operation as of December 31. 2004 and was subsequently sold in 2005.

On December 5, 2002, Wind Dancer Aviation Services, Inc. (“Wind Dancer”), a wholly owned subsidiary of Registrant, purchased certain hard assets and inventory and fuel associated with the former Fixed Base Operator (“FBO”), at Stevens Field, Archuleta County, Colorado from the Board of County Commissioners of Archuleta County, Colorado. The total consideration paid was $103,375. The purchase price funds were provided by Registrant in the form of an equity infusion into Wind Dancer. The nature of the business in which the assets were used was an FBO, and Wind Dancer continues to use the assets in an FBO. The FBO was considered a discontinued operation in 2004 and was subsequently sold in 2005.

CURRENT BUSINESS

The Parent

Registrant is pursuing a strategy to establish a technological presence in providing products to the long haul trucking industry in America. With the national quest for a balanced energy policy that addresses consumption issues, it is seeking to do its part to contribute to reductions in our dependence on foreign energy sources which management believes is a national security issue. As of December 31, 2004 Registrant had one division which focuses on innovative ways to conserve energy and/or make engine technology more efficient, less harmful to the environment and effective including: its AXP 1000 auxiliary power generator for long haul trucks and related standby power generation business. Its two other divisions were considered discontinued operations in 2004. In early 2005, Registrant sold its Fixed Base Operator for general aviation aircraft in Pagosa Springs, Colorado and has sold or is selling its assets for related general aviation STC development and marketing and has sold its Gas Gathering System, located in the Caddo Pine Island Field, in Caddo Parrish, Louisiana. As discussed below, Registrant has determined to redirect its focus on power supply for the transportation industries, rather than on the energy gathering or aviation facets of its businesses.

AXP 1000 AND RELATED RESEARCH AND DEVELOPMENT

Overview

Prior Activity

The AXP 1000 is a device designed for new installation and retrofit to semi truck tractors which provides air conditioning and heating for long haul trucks and power generation without running the truck engine to provide “creature comforts” for the truck cab (i.e.: heating, cooling and operation of devices requiring electrical power), while keeping the truck battery charged. Registrant has filed a patent on its device which has been amended pursuant to a continuation in part. On December 2, 2002, Registrant successfully installed its new Auxiliary Power Generator - “AXP 1000” on a truck, and the unit functioned properly, including providing power to the truck's cab HVAC unit. On January 2 and 3, 2003, an AXP 1000 unit was installed on a loaned truck, and road testing completed.

Registrant spent most of 2003 testing and making improvements to its AXP 1000. In December 2003, Registrant commenced commercial sales of the AXP 1000 and has recently transitioned from a research and development stage to a marketing and sales and production stage.

Long Haul Trucking Industry and Current Activity

The trucking industry is a $255.5 billion industry in the U.S. with 1,900,000 tractor trailers (Source: TruckInfo.net as of March 13, 2005). The average truck driver in the United States makes 30.3 cents per mile and an average of $32,000 per year, leading to the assumption that the drivers travel an average of over 90,000 miles per year. The trucking industry accounts for 12.8% of all the fuel purchased in the U.S., with the average 2005 per gallon price of diesel estimated at over $2.00 per gallon (up from $1.26 in 2002).

The Argonne National Laboratory Report entitled “Analysis of Technology Options to Reduce the Fuel Consumption of Idling Trucks” by F. Stodolsky, L. Guines and A. Vyus, dated June 1, 2000 (“Argonne Report”) contains various calculations of savings by utilization of technology options to idling, including auxiliary power generators, which show the potential for massive reductions in fuel consumption. In conclusion, the Argonne Report states: “[any] of the listed alternatives has significant potential to reduce all impacts compared to idling overnight.... Auxiliary power units [may] reduce energy and petroleum use and CO2 emissions by more than 80% for the entire year” (using assumption of 458,000 trucks with 85 days of heating at 10 hours per day and 218 days with average cooling at 4.5 hours per day).

Furthermore, according to an article on the Transportation Technology and R&D Center website (www.transportation.anl.gov), called “Truckers: Don't Let Your Profits Go Up In Smoke,” “assuming 1,830 hours of idling a year, a single truck emits about 22 tons of carbon dioxide;...390 pounds of carbon monoxide; and 1,024 pounds of nitrous oxides.” The article, in a parenthetical, states there are approximately 480,000 Class 7 and 8 trucks.

Effective as of midnight, January 4, 2004 new federal regulations were implemented which significantly curtail long haul truck driver time, thus increasing the length of rest intervals, and the need for idling alternatives such as EENT's AXP 1000 device. In summary, the regulations permit truck drivers to drive for 11 hours, only after having spent 10 consecutive hours off duty and limit the number of hours a driver may be on duty in any consecutive 7 day period to 60. The Federal Motor Carrier Safety Administration (“FMCSA”) stated in a December 30, 2003 press release that federal and state regulators plan to spend the first 60 days after implementation in “an aggressive education campaign and enforcing egregious violations” in the first regulations in this area enacted in over 60 years. In fact, the FMCSA website (www.fmcsa.dot.gov) states that 47 of 50 states plan to immediately cite violations of regulations.

These new regulations are touted to greatly improve safety for the 2.6 million long haul trucks in the U.S., according to the above cited press release, and are projected to save 75 lives and prevent over 1300 driver fatigue related injuries and 6900 property casualty crashes each year, with over $628 million in cost savings to the American economy. However, the American economy's gain is the trucking industry's loss. According to a January 2, 2004 article on the Sun-Sentinel's website, the cost to trucking companies could rise so significantly that manufacturer shipping costs could rise 2 percent to 19 percent in the near future.

According to the January 3, 2005 issue of Transport Topics, in “Freight Haulers Expand Fleet” by Daniel P. Bearth, there were an estimated 3,147,088 Class 8 trucks in operation in the U.S. in the third quarter of 2004, compared to 3,066,551 in the third quarter of 2003, which is a 2.6% increase in usage. Given these estimates, utilizing an estimated average cost of $7,000 per unit, the auxiliary power unit industry has the potential to be a $22 billion industry (although this potential industry size should not be taken as a projection as to actual industry growth or actual average per unit cost). The same issue indicates that investment in trucking has markedly increased in recent years, with $1.8 billion being invested (from the sale of stock) since 2002, with only $39.4 million invested in 2000 and 2001 (from the sale of stock) (Source: “Investors Open to Trucking” by Daniel P. Bearth, Transport Topics, January 3, 2005). Given that trucking overall is a $676 billion industry, according to the American Trucking Association, there seems to be significant opportunity for companies involved in the trucking sector.

As far as the cost of fuel is concerned, truckers paid approximately $62 billion for diesel fuel in 2004, representing a $10 billion increase from 2003 (source: Truckline, January 18, 2005), an even more compelling reason for fleets and independent owner operators to buy an AXP product in 2005.

Additionally, many states limit the amount of idling time to 3 - 5 minutes per hour. Fines can range from as little as $100 to as much as $50,000. Active enforcement has begun. On the idling regulation front, violations of New Jersey’s three minute idling regulation can lead to very large fines, with the maximum permitted under law of $50,000 for third and subsequent offenses (See N.J.A.C. 7:27-14 and 7:27A - 3.10, although current limits for civil administrative penalty purposes are capped at $3,000 for third and subsequent offenses). From August 9, 2004 - January 4, 2005, New Jersey’s compliance sweep led to 122 vehicle violations. Several jurisdictions, including Utah and Denver, Colorado now have jail time as a possible penalty for repeat violations of idling regulations.

Detailed Information on the AXP 1000 Product

The AXP 1000 is a device designed for new installation and retrofit to semi truck tractors which provides `air conditioning and heating for long haul trucks and power generation without running the truck engine to provide “creature comforts” for the truck cab (i.e.: heating, cooling and operation of devices requiring electrical power), while keeping the truck battery charged. The Company recently had filed four provisional patent applications on the device, which was converted to a traditional patent pending in 2003, and has recently filed a continuation in part to include further unique features.

Recent federal and state laws and regulations collectively limit both the number of hours per day that long haul truckers may drive and the number of non-driving hours they may allow their trucks to idle. Trucks burn a considerable amount of diesel fuel when idling and release harmful emissions into the atmosphere. According to the U.S. Department of Energy's Transportation Technology R&D Center's website, with a 1000 RPM engine and truck accessories with a 10 brake horsepower, the total yearly savings for fuel costs, preventative maintenance and overhauls would be approximately $5,280, even with diesel at a modest $1.35 per gallon and with diesel now averaging more than $2.00 per gallon, more than $8,000 per year. The AXP 1000 reduces fuel consumption and release of noxious emissions, as well as lowering the truck maintenance burden. Reduced engine running time lengthens the intervals between scheduled maintenance on the truck's engine.

These claims are borne out by industry research. According to the Argonne Report, “long-haul trucks idling overnight consume more than 838 million gallons of fuel annually” The report continues on to indicate that various technology solutions, which reduce idling time, can also be effective methods of saving fuel, reducing maintenance costs and lowering emissions. One such solution is the AXP 1000.

The AXP 1000 also has the potential to be a significant money saver. The device now retails for $6,500 (with the new split unit air conditioner), so it may pay for itself in less than one year, based upon the cost savings estimates above. Given that the average truck is rotated every three years or 1,000,000 miles by large companies, and the device pays for itself in less than one year on average, the device is destined to be a priority for all long haul truck fleets interested in cost savings.

While there are several other direct competitors in this market, Registrant believes that its device occupies a unique niche as it is one of the lightest devices on the market, has a low maintenance burden and is one of the least expensive auxiliary products (“APUs”) available. According to the Argonne Report, other technology options to reduce idling (such as direct-fired heaters, which raise safety concerns, in addition to high retrofitting costs and unknown reliability, thermal storage systems, which is a relatively new technology without any active manufacturer, and truck stop electrification (there are almost no truck stops currently offering plug-ins in the U.S.)) are not currently viable.

Trade Show Participation and Media Exposure

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

EENT was also featured in Fleet Owner Magazine's September 2003 special industry report on anti-idling called “Turn Idle Time into Cash”. This bi-annual report should reach much of Fleet Owner's estimated 103,000 circulation.

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

Again in October 2004, EENT attended the ATA Management Conference in Las Vegas, Nevada at which its prototype technology, the AXP InfiniGen, was announced. In February 2005, EENT attended the ATA Technical Maintenance Conference in Orlando, Florida. At both shows fleet and dealer exposure to the product were the main goals. EENT also attended the 2005 Mid American Truck show in Louisville, Kentucky, its third straight year of participation.

Early Installations

On December 2, 2002, the Company successfully installed its new Auxiliary Power Generator - “AXP 1000” on a truck, and the unit functioned properly, including providing power to the truck's cab HVAC unit. The Company has successfully completed its second test of its Auxiliary Power Generator - “AXP 1000”, on January 3, 2003. The unit was mounted on a truck and connected to the batteries and HVAC unit, and a dedicated start mechanism was installed. The unit generated electricity in excess of that needed to charge the truck batteries and run the HVAC system and other electronics inside the truck cab. The unit was installed in the unique mounting location sought, tied into the stack and installation brackets were designed and utilized which allow for truck vibration dampening.

Product Supply and Current Installations

In Summer 2003, EENT also received its 150 prepaid-for Lombardini engines at its sole contract manufacturing facility, BMZ Generators, in Pompano Beach, FL, in preparation for commencement of regular production. The engines are EPA approved and CARB (California Air Resource Board) certified. Registrant had also prepaid for 180 generators, but reallocated the prepayment for 124 generators with the balance of the funds being used to purchase the generator tooling.

The 2003 installation schedule had been slower than anticipated due to holiday hiatus of various AXP 1000 parts suppliers and difficulty in scheduling driver availability over the holidays to have trucks in Oklahoma City and Dallas for installations. However, as the holiday season abated, EENT looked forward to increased production and installation in the first quarter of 2004. During the balance of 2004, EENT encountered several challenges and delays. As further set forth in its Management’s Discussion and Analysis, the unreliability of its air conditioner caused production to be put on hiatus in June and the balance of 2004 was spent moving into its new production facility and developing it new HVAC system “Over the Road Comfort System”.

EENT is encouraged by its proven uniqueness as compared to other products in the market. One major way in which it shows its uniqueness is the versatility in its ability to be installed in nonstandard locations. In one of the installations in Oklahoma City, the unit was installed between the frame rails directly below a previously installed “headache rack” (safety barrier between the back of the truck cab and trailer). To accommodate the rack which sits above the rails in the usual AXP 1000 mounting position, EENT's unit was mounted further down between the rails, as made possible due to its compact size. Additionally, the between the rail mounting position maintains balanced weight distribution and preserves side rail space needed for installation of additional items such as larger fuel tanks and toolboxes.

Sources of Supply and Assembly Information

The source of supplies used to assemble the AXP 1000 are off the shelf products which are readily available. Major items include Lombardini USA for the motor, BMZ Generators & Welders, Inc. (“BMZ”) for the generators and Anchor Manufacturing for the HVAC unit. There is no need for government approval of principal products and services, and the BMZ generator meets standards for US military applications. Research and development expense incurred during the year ended December 31, 2004 was approximately $169,271 (product development) as discussed below, the Company acquired the assets of BMZ on July 1, 2004.

In November 2003, the Company engaged Decimal Engineering of Pompano Beach, Florida to manufacture the enclosures for its AXP 1000 device. Decimal Engineering, Inc. is a full service precision sheet metal fabricator and machine shop specializing in the electronics, telecommunications, medical, computer, automotive and marine related industries, which has been operating since 1968 in South Florida. Currently, Decimal is fully automated and employs more than 80 people, working 2 shifts, and its sales have grown on an average of 15% per year for the last several years. Because of its extensive facility, Decimal has the current ability to keep up with enclosure manufacturing demand as the Company's AXP 1000 order flow increases.

Acquisitions

On May 19, 2004, the Company entered into a definitive purchase agreement with BMZ and Freddy Pereira, the owner of BMZ, pursuant to which the Company was to purchase all of BMZ's assets and related intellectual property, owned by Pereira for $2,000,000, $500,000 in cash at closing and $500,000 in Company Common Stock upon presentation of written documentation for the intellectual property with the last $1,000,000 being paid out over five years based on certain earn out criteria from the ongoing business of the subsidiary which purchased the assets. EENT hired Pereira to run the business arising from the purchased assets as of July 1, 2004. The transaction closed effective as of July 1, 2004, with BMZ Generators Technology, Inc., a wholly owned subsidiary of the Company, as the purchaser. Although the parties negotiated the stock value at $500,000, it is being recorded for accounting purposes at $700,280 based on the closing price of 2,801,120 shares of the Company's Common Stock, as of May 19, 2004, the date of the definitive agreement. The Company also issued these shares on June 4, 2004 in advance of the presentation of written documentation for the intellectual property as outlined in the definitive purchase agreement.

BMZ is a Pompano Beach, FL manufacturing concern which has over 30 years of experience providing customers with equipment and service in the areas of power generators and custom designed/built power equipment for various industrial, military, and trucking applications. BMZ assembles, packages and ships units.

In the acquisition of BMZ, the Company acquired the assembly facility for the AXP 1000 product (not including the underlying real estate), other assets of BMZ, and related intellectual property. The Company leases the 10,000 square foot Pompano Beach facility owned by BMZ's owner, Freddy Pereira, who is now an employee of Registrant.

On February 8, 2005, EENT entered into a binding letter of intent with Anchor Tampa, Inc. to purchase assets of its marine air conditioning business for $950,000. The letter of intent calls for a $37,500 non-refundable deposit payable by EENT, with closing set to occur on or before April 30, 2005. The balance of the purchase price is: $712,500 in cash and $200,000 in restricted common stock.

EENT has designed its split unit air conditioner for its AXP 1000 and AXP InfiniGen products, with the first 20 units produced by Anchor and delivered in January 2005. The letter of intent calls for a closing by April 30, 2005. This latest acquisition will bring inhouse to BMZ Generators Technology, EENT’s wholly owned subsidiary, control of a key component of its truck power generation units, and past design challenge. EENT will also gain access to Anchor’s ongoing marine air conditioning business, which will dovetail with BMZ’s marine generator business.

Anchor’s marine air conditioners, which range from 7000 btu to 24000 btu, are designed to meet the requirements of both pleasure and other marine craft, and its superior air conditioners are the product of its state of the art assembly, testing and quality control procedures. Anchor has an extensive sales network with approximately 16 manufacturer’s representatives covering 29 states and 5 countries, with 90 retail locations and distributors. There is good synergy with EENT’s existing BMZ marine division as the Anchor acquisition will provide an additional distribution channel for BMZ’s marine generator products. Anchor’s philosophy is to provide quality product at a fair price, with superior customer service to ensure repeat business, in addition to an expanded customer base due to its excellent reputation. Anchor Manufacturing is a division of Anchor Tampa, Inc., which has been in the construction, marine and refrigeration/air conditioning business for 24 years, and currently employs 150 persons in the Tampa area.

Market and Marketing Plan

The potential market for the AXP 1000 is 2,200,000 existing Class 8 trucks and 200,000 new trucks manufactured annually.

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

c.	Fixed return (installation revenue) but ability to market other services for trucks stopping for AXP 1000 installation

d.	Implementation of Multi - tier Volume Discounts

5.	Independent Installation Facilities

a.	Focused Trade Shows
	i.	Mid America Truck Show in Louisville, KY
	ii.	ATA Truck Shows

b.	Target Publications
	i.	Fleet Owner Magazine
	ii.	On the Road Magazine

c.	Incentives for facilities to generate leads or EENT to provide geographic appropriate leads

d.	Implementation of Multi - tier Volume Discounts

e.	Fixed return (installation revenue) but ability to market other services for truck at dealer for AXP 1000 installation

The AXP 1000 marketing effort is spearheaded by the National Sales Manager hired in January 2005, and his team of manufacturer’s representatives, which currently cover 36 states for fleet and dealer sales. Other sales, such as direct to owner operators, are handled at multiple levels within the Company.

Competition

The AXP 1000 faces significant competition from other auxiliary power units and stationary idle eliminating technologies.

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

Fixed location alternatives to an APU include truck electrification and Idle Aire Truck electrification consists of shorepower Truck Stop Electrification systems that provide grid electricity to stationary, long-haul trucks for the operation of onboard HVAC units, block heaters, and in-cab convenience appliances. Idle Aire consists of an umbilical duct, connected through the truck cab's passenger side window, which delivers heat, air conditioning and power to the cab. These alternatives carry obvious disadvantages in that a large capital outlay is required by the truck stop, thereby limiting the locations where the technologies are available. The AXP1000 can be utilized anywhere a truck is stopped.

DISCONTINUED OPERATIONS

Wind Dancer Aviation Services, Inc.

Overview

Until February 2005, Registrant owned the fixed base operator (“FBO”; equivalent of a service station for aircraft), at Stevens Field, Pagosa Springs, Colorado, and it planed to provide aircraft engine enhancements and installation activities there. The FBO provided fuel, oxygen, aircraft parking, flight training and catering, ground transportation, supplies, pilots' lounge, and rental cars, in addition to becoming a major center for aircraft repair, maintenance and upgrades. The intent was to build the business by offering unique products and services while developing a service organization to provide major overhaul and enhancements.

The FBO business did not break even in late 2004 and in the opinion of Company management no longer constituted a solid base upon which to build. EENT's plan was to systematically add business services while airport improvements are in process with the goal of becoming a successful provider of new products at a “new” airport, in a very favorable destination. But this did not come to fruition due to the slow progress since commencement of construction of the runway. Due to this fact and that EENT had spent $500,000 in development since inception without showing any consistent increase in revenue, it decided to seek a buyer for its FBO during 2004, and in February 2005, sold it to Avjet Corporation for $262,500 in cash. The FBO was deemed a discontinued operation as of December 2004.

Turbocharger Power Systems and Aircraft Enhancements

Due to the sale of the assets of Wind Dancer, management determined that there was no practical way to stay in the STC business and it has resold its Mr. RPM STCs and related inventory to the original owner and has agreed with Avjet to sell its Kelly Aerospace inventory and STCs with the first $30,000 in proceeds being paid to Kelly and the balance to EENT, if, as and when sold.

Gas Gathering Enterprises, LLC

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

Therefore, Registrant determined on February 18, 2003 that its best course of action is to attempt to sell the Gas Gathering System. During the first quarter of 2003, Registrant approached in excess of six different parties to locate a purchaser. It only identified one interested party (American West Resources, Inc. of Fort Worth, TX (“American West”)) with which it had a letter of intent to sell the System (100% of the membership interest in Gas Gathering Enterprises, LLC, Registrant's wholly owned subsidiary, which owns the system) for a purchase price of $500,000.

In December 2004, EENT entered into an agreement to sell the system to a third party for $150,000. Gas Gathering was deemed a discontinued operation in December 2004. The purchase closed on March 14, 2005.

Other

There have been no bankruptcy, receiverships, or similar proceedings by or against Registrant.

As of December 31, 2004, Registrant and its subsidiaries had eight full time employees other than their officers and directors. For 2004, each of Registrant's CEO, CFO and General Counsel received a salary of $210,000, $195,000 and $180,000, respectively. No one is represented by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Registrant's executive offices are located at 5308 West Plano Parkway, Plano, Texas, which it leases on a monthly basis, at competitive market rates. Registrant believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be obtained as and when needed. There are leased offices and warehouse space for BMZ Generators Technology, Inc. in Pompano Beach, FL. The warehouse space is leased from Fernando Pereira, a related party.

ITEM 3. LEGAL PROCEEDINGS

On October 28, 2003, the Company was served with a complaint by 600 Racing, Inc. The complaint alleges that EENT is liable on a $150,000 judgment issued against Millennium Fuels USA, LLC (“MFUSA”), an unrelated entity, of which Will McAndrew and Roger Wurtele, the Company's CEO and CFO, respectively, were the Managers. The complaint alleges that the Company engaged in a joint enterprise with MFUSA and integrated resources with MFUSA and is thus liable on an “alter ego” theory.

The case continues to be prosecuted but EENT expects to be able to effect the Company's dismissal from the suit for a minimal nuisance value settlement. In October 2004, the case was removed to the U.S. Bankruptcy Court for the Northern District of Texas, as part of the pending bankruptcy of MFUSA. The debtor has proposed a Plan of Reorganization supported by the U.S. Trustee, for settlement by EENT of the litigation for $15,000.

Other than as stated above, Registrant is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

On or about March 5, 2005, Registrant submitted the following to a vote of security holders, through a Written Consent of Shareholders in Lieu of an Annual Meeting:

1.	To elect directors to serve for the ensuing year and until their successors are elected; and

2.	Ratification of Marcum & Kliegman, LLP as the Company's independent registered public accounting firm for 2004; and

3.	To amend the Corporation's Articles of Incorporation to increase authorized shares to 280,000,000; and

4.	To add an Article XIII to the Corporation’s Articles of Incorporation to opt in to NRS Section 78.3792; and

5.	To amend the Corporation’s Bylaws to provide for calling of special meetings of shareholders; and

6.	To amend the Corporation’s Bylaws to require notice by shareholders bringing certain matters before meetings of shareholders; and

7.	To amend the Corporation’s Bylaws to only permit removal of Directors with cause.

The number of shares voted in favor of items 1 (including each director in item 1) - 2,66,645,169, against were 0 and abstaining were 0. The number of shares voted in favor of item 3 (the authorized preferred stock) 62,040,260, against were 4,604,909 and abstaining were 0. The number of shares voted in favor of items 4 - 7, 63,220,260, against were 3,424,909 and abstaining were 280,000.

For further information on the foregoing items 1 - 7, please refer to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission, on February 14, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's Common Stock is traded on the OTCBB under the symbol EENT and has been traded on the OTCBB since the Registrant's initial public offering (under Rule 504) in 2000. According to records of the Registrant's stock transfer agent, Registrant had 836 stockholders of record as of December 31, 2004. The following table sets forth the low and high bid price of the Company's Common Stock, based on the last bid price, in each of the Company's last eight quarters:

Quarter Ended	Low Bid Price	High Bid Price

December 31, 2004	0.13	0.31
September 31, 2004	0.29	0.41
June 30, 2004	0.20	0.44
March 31, 2004	0.12	0.88
December 31, 2003	0.06	0.21
September 30, 2003	0.09	0.20
June 30, 2003	0.05	0.15
March 31, 2003	0.05	0.15

The reported high and low bid prices of our common stock are above for each quarter during the last two complete fiscal years. The high and low bid price for the periods in 2003 and 2004 shown above are quotations from the OTCBB. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

No assurance can be given that any established market for the Company's common stock will develop or be maintained. For any market that develops for the common stock, the sale of “restricted securities” pursuant to Rule 144 promulgated under the Securities Act of 1933 by members of management and others or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.

Information about the date when current holders' holding period of “restricted securities” commenced can be found below under the heading “Recent Sales of Unregistered Securities” of this Item. A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company (this requirement will be satisfied by the filing of this Annual Report and the continued timely filing by us of all future reports required to be filed by us with the Securities and Exchange Commission; limitations on the volume of “restricted securities” which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a notice of Sale on Form 144).

As of the date of filing this Annual Report, there has been trading in the common stock; the current bid/ask prices are roughly in the range of $0.09 - $0.11.

Registrant has adopted the policy to reinvest earnings to fund future growth. Accordingly, Registrant has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

Recent Common Stock Transactions

During the year ended December 31, 2004, the Company issued an aggregate 184,000 shares of common stock valued at $38,190 to consultants for services to be provided.

During the year ended December 31, 2004, the Company issued an aggregate 4,010,690 shares of common stock valued at $1,709,416 to officers and employees of the Company for services performed.

During the year ended December 31, 2004, in connection with private placements, the Company sold an aggregate 17,140,000 shares of common stock to investors valued at $1,827,000.

During the year ended December 31, 2004, in connection with an anti-dilution agreement, the Company issued an aggregate 6,090,141 shares of common stock to an investor. The anti-dilution agreement expires February 15, 2006.

During the year ended December 31, 2004, in connection with conversion of debt, the Company issued an aggregate 10,445,229 shares of common stock to investors valued at 1,312,042.

During the year ended December 31, 2004, in connection with acquisition, the Company issued an aggregate 2,801,120 shares of common stock valued at $700,280.

During the year ended December 31, 2004, a shareholder exercised 1,000,000 warrants to purchase 1,000,000 shares of the Company’s common stock for proceeds of $144,000. The proceeds were used to reduce the shareholder’s outstanding balance by $112,000.

During the year ended December 31, 2004, two shareholders exercised warrants to purchase 300,000 shares of the Company’s common stock for proceeds of $27,000.

Management believes that each of the foregoing persons or entities was either an “accredited investor,” or “sophisticated investor” as defined in Rule 506 of Regulation D promulgated under the Securities Act of 1933. Each had access to all material information about the Company prior to the offer, sale or issuance of these “restricted securities.” We believe these shares were exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) thereof.
The valuation of these shares was based on trading volume and prices.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Overview

The Company operates businesses which provide products to various aspects of the transportation industry (long haul trucking) which supply innovative products to promote efficiency of operation of motor vehicles, reduce fuel consumption and assist in reducing pollutive emissions from operation of motor vehicles.

EENT’s gas gathering operation and fixed base operator businesses were considered discontinued operations in 2004 and subsequently sold in the first quarter of 2005 for $150,000 and $262,500 respectively.

Long Haul Trucking Industry and the AXP 1000 (according to statistics gleaned from Truckinfo.net in late March 2004):

«	The overall U.S. trucking industry employs over 9 million individuals, with an estimated 15.5 million trucks overall, of these.1.9 million are tractor trailers.

«	There are an estimated 3.3 million truck drivers, with 10% being independent truckers mostly owner operators).

«	There are also over 360,000 trucking companies with 96% operating 28 or fewer trucks.

«	Total revenue estimates are $255 billion per year.

«	However, profit margins are very small ($.048 per dollar of revenue), and the average trucker earns under $40,000 per year, with 12.8% of all fuel purchased belonging to truckers.

«	The U.S. Department of Labor estimates that the demand for employment of truck drivers may triple by 2020 from current levels.

Given these small profit margins and the January 2004 federal mandates requiring 10 hours of rest for every 11 hours driven (combined with the state and local anti idling laws), there is a need for solutions which can achieve the combined goals of: utilizing all means possible to take measures to increase profit margin and compliance with the increased and more enforced federal and state legislation affecting long haul trucks. Solutions to be used must combine these two goals. Hence, the increasing popularity of auxiliary power units (“APUs”) other alternatives, such as truck stop electrification, exist, but require large capital expenditures and are thus less likely to become prevalent.

The Company's experience is that although APUs have been around for several years, the recent increase in diesel prices, combined with stricter enforcement, has placed a spotlight on this cottage industry (with industry estimates that it could become a $2.5 billion dollar per year industry), which heretofore had been filled with small niche players with minimal followings. Such newfound industry is evident from the formation of a trade association for APU manufacturers (Idle Eliminators Manufacturing Association) and various conferences (such as the May 2004 Anti Idling Conference in Albany, New York and the December 2004 conference in Austin, Texas). Additionally, EENT has participated in several trucking industry trade shows over the past 13 months, with increased interest in the AXP 1000 at each show.

Given the size of the market, EENT believes that there is ample room for itself and its competitors. With estimates significantly upwards of 500,000 or more long haul trucks on the road today, even if EENT were to only capture a 1% market share, with an average sales price of $5,000 per unit, this represents gross revenues of $25,000,000. EENT believes it can sell 1000 units in the next 12 months, which would yield $5,000,000 in sales.

The AXP 1000 has also been successful in distinguishing itself from its competitors in several areas, including:

«	Lower cost.

«	Lighter weight.

«	Only unit to sit between the rails.

«	Low maintenance burden.

The biggest overall challenge is coordinating production/supply chain and sales. EENT has purchased BMZ Generators, its contract assembly facility, which in its current space can assemble 30 - 50 generators per month. BMZ's owner, Freddy Pereira (a related party), has purchased a large facility in Pompano Beach, Florida, which has been built out and the Certificate of Occupancy issued as of the first week of August 2004. EENT moved into its space and was able to receive power and communications during the fourth quarter of 2004. EENT is leasing space from Pereira and expects initial assembly volume to be close to 100 units per month at some point during the fourth quarter of 2005. By purchasing BMZ, EENT will also have direct access to its generator manufacturer, thus controlling supply.

The BMZ purchase gives EENT the opportunity to expand into other stand alone and portable generator markets in the future, such as the marine, aviation and military industries, thus giving it flexibility in expansion of revenue base should the APU market become saturated. Also, the facility will become, under the aegis of Freddy Pereira, ISO 9001 certified, allowing it to be an industry accepted testing facility for its products.

On the supply chain issue, in March 2004, Registrant's CEO and CFO traveled with BMZ owner, Freddy Pereira, to meet with the manufacturer of the custom made generator used in the AXP 1000. The meetings proved successful in allowing Registrant to conduct sufficient due diligence to be comfortable that the manufacturer will be able to meet Registrant's increasing product need. Also, EENT looked to replace its unreliable third party air conditioners which had a 30% - 40% failure rate and in mid-2004 put out bids to three companies to supply a replacement specified to EENT’s design. Anchor Manufacturing’s design won.

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

General Aviation/Wind Dancer:

EENT was unable to justify expenditures continuing at Wind Dancer for the runway expansion to be completed, so in February 2005 it sold the FBO to Avjet Corporation of Burbank, California for $262,500. The FBO was deemed a discontinued operation in 2004.

Additional 2005 Goals:

Management has, in addition to product specific goals, undertaken to use its reasonable best efforts to accomplish the following in 2005:

«	Preparation for listing on a U.S. regulated exchange and effectuating that listing, depending on ability to meet listing criteria, in late 2005 or early 2006.

«	Implementation of further internal controls and policies and procedures to continue to self manage the growth of Registrant's business and personnel as the business expands.

«	Shift from reliance of use of outside consultants for support services (such as investor relations) to self-reliance for such services through the use of internal resources and personnel.

«	Further development of new products such as the AXP InfiniGen, still in prototype stage.

«	Identification of new markets for products and long range business planning for all business units.

RESULTS OF OPERATIONS

As of December 31, 2004, the Company had net sales of $207,165. The delays in production of the AXP 1000 product continued as EENT moved into the new facility being leased from Fernando A. Pereira in Pompano Beach, Florida. Production continued to be sluggish until the new facility was complete and EENT was able to move assembly operations there, which occurred late in the fourth quarter of 2004, with most BMZ sales deriving from non AXP business. AXP business commenced in early 2005. Revenue of $326,548 from operations of its Wind Dancer Aviation Services, Inc. subsidiary and $244 from its Gas Gathering subsidiary have been excluded from net sales and recorded as discontinued operations for the year ended December 31, 2004.

The Company had a net loss from continuing operations of $4,776,469 for the year ended December 31, 2003 and of $5,577,630 for the year ended December 31, 2004 resulting in a net loss per share of $0.118 and $0.053 respectively. The Company had a net loss of $265,188 for discontinued operations for the year ended December 31, 2003 and of $271,736 for the year ended December 31, 2004 resulting in a net loss per share of $0.006 and $0.003 respectively. The marked increase in net loss is based primarily on financing costs but also on increased overhead costs as the Company prepares for production and increases staff and equipment in order to become production ready.

Selling, general and administrative expenses for the year ended December 31, 2003 and December 31, 2004 were $1,080,824 and $1,969,982 respectively. The increase in selling, general and administrative expenses is based primarily upon increases in overhead costs due to increases in staff and equipment as the Company commences production of its products.

As of December 31, 2003, Registrant had net sales from continued operations of $4,341. As of December 31, 2004, Registrant had net sales from continued operations of $207,165. The sole source of sales from continued operations during the year ended December 31, 2004 was from BMZ related sales, which commenced July 1, 2004 and should continue to strengthen in 2005. Sales and installations of AXP 1000 units were minimal. As AXP 1000 sales increase, the revenue generated from that business segment are expected to increase dramatically.

Operating expenses for the year ended December 31, 2004 were $3,852,548, as opposed to $4,436,542 for the year ended December 31, 2003. The reason for the decrease in expenses was that Registrant increased operations but hired less outside consultants on a stock compensation basis. Of the $3,852,548, $1,969,982 (up about $890,000 from 2003) was due to selling, general and administrative expenses, with $169,271 in product development, and $573,750 in officer salaries.

The AXP 1000/BMZ business lost significant amounts of money in 2004 as it was still in a research and development stage and thus required cash outlays without corresponding returns. As Registrant continues through its transition from product and business development to business operation and production, cash flow should increase significantly.

A review of cash flows from operating activities shows net cash used in 2004 of $2,604,105 opposed to $843,845 in 2003. A review of cash flows used in discontinued operations shows net cash used in 2004 of $189,145 opposed to $301,758 in 2003. The net cash used in 2004 in operating activities resulted from operating expenses, less amounts mainly for stock based compensation, accounts payable and accrued expenses, and accrued expenses, officers. A review of cash flows from investing activities shows cash used of $713,941 in 2004 as opposed to $1,670 in 2003. The main categories in 2004 consisted mainly of investment by Registrant of funds in BMZ for purchase of property and equipment, intangible assets and acquisition. A review of cash flows from financing activities shows cash provided of $3,546,505 in 2004, as opposed to $1,126,480 in 2003. In 2004 financing activities consisted of $8,095 of payments from notes payable, $1,700,000 in proceeds from convertible debentures, $27,000 from warrant exercise and 1,827,600 in proceeds from the issuance of common stock. Items 5 and 12 detail this financing activity.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $46,338, which was the balance of proceeds raised in several private Section 4(2) stock sales and note payable agreements.

Registrant believes that its existing cash balance and future operating cash flows may not be sufficient for near term operating needs unless it is able to quickly and consistently expand its operations, and it is exploring various opportunities to raise additional capital. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its business operations.

Our independent auditors have noted in their report on our 2004 financial statements that there are existing uncertain conditions including the net loss the Company incurred in the amount of $5,849,366 during the year ended December 31, 2004 and the working capital deficiency of $247,533 that existed at the balance sheet date. These conditions raise substantial doubt as to our ability to continue as a going concern.

With regard to known trends and events reasonably expected to have a material impact on net sales and revenues, Registrant strongly believes that the heightened interest in idling alternatives should provide a stronger demand for the AXP 1000 device. Uncertainties include whether there can be sufficient noise reduction in the AXP 1000 to overcome objections from some long haul truckers (the AXP 1000 is air cooled rather than water cooled, so it has a somewhat elevated noise level when compared with liquid cooled devices). EENT is currently working on alternatives to lower the noise level and is making steady progress. Also, Registrant does not believe it will be faced with the same delays it experienced in 2004, which were largely caused by the BMZ acquisition and moving into its new Pompano Beach, Florida facility.

The other major uncertainty is the extent to whether new technology will appear that will make the small generator/engine genset used by EENT obsolete. Given the potential development of other power generator technologies, there may be a limited window of 5 - 10 years for EENT's technology as currently configured. Therefore, EENT, in addition to gearing up for current production, is looking into commencing a research and development project for its next generation products, which is envisioned to be a part of the AXP 1000 business unit, with project specific funding, to be determined in the future as the details of such research and development products come to fruition. Registrant is also in the process of developing its next generation engine driven genset, to replace the currently used engine, the AXP InfiniGen. This is an intermediate step to be taken before putting an alternative fuel generation source into commercial production.

Another guard against obsolescence is looking for new markets for BMZ generators. Therefore, Registrant will commence exploration of marketing and sales for the generator products in other likely industries, most notably marine, aviation and military.

Of course, EENT's business is subject to customary and usual business risks, not necessarily subject to its control, including, but not limited, to:

«	Ordinary operating risks (product, labor and capital cost increases).

«	General economic conditions.

«	Changes in laws and regulations.

«	Competition.

«	Stock and product market volatility.

«	“Acts of God”.

Critical Accounting Policies

Revenue Recognition

AXP 1000 Power Generators

Revenue is recognized at the time that the generator is delivered to the customer or dealer.

Inventory

Inventory consists of aviation fuel, parts, materials and engines and is valued at the lower of cost or market, cost being determined using the first-in/first-out basis.

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2004 and 2003 were $169,271 and $126,785, respectively and are included in selling, general and administrative expenses.

Stock-Based Compensation

In October 1995, SFAS No. 123, “Accounting for Stock-Based Compensation” was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amended SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees.” As required under SFAS No. 148, the fair value-based method had been applied to all awards.

Changes in Financial Condition

The Company has not experienced a change in financial condition and continues to operate at a deficit as stated above.

ITEM 7. FINANCIAL STATEMENTS AND SELECTED FINANCIAL DATA

Registrant's financial statements for the years ended December 31, 2003 and December 31, 2004 audited by Marcum & Kliegman, LLP, are included herein in full.

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

Based on their evaluation of the Company's disclosure controls and procedures which took place as of the date of filing of this report, the Chief Executive Officer and the Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

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

Internal Control over Financial Reporting

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. However, due to its small size and limited financial resources the Company’s chief financial officer, a member of management, has been the only employee with part time assistance from two staff people, principally involved in accounting and financial reporting. The Board of Directors has recognized that as a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash and equivalents in the hands of the CFO. Based on the integrity and trustworthiness of the Company's chief financial officer, the Board of Directors has had confidence that there have been no irregularities in the Company’s financial reporting or in the protection of its assets.

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relates to the December 31, 2004 financial close process and absence of appropriate reviews and approvals of transactions and accounting entries. Certain adjustments were identified in the annual audit process, related to the recording of stock-based compensation, exercise of warrants, asset acquisition, inventory, deferred debt and beneficial conversion feature on convertible debentures, amortization of deferred debt and beneficial conversion features, conversion of convertible debentures and discontinued operations. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004.

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our financial statements for the year ended December 31, 2004 fairly present, in all material respects, our financial condition and results of operations.

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

The names, addresses, ages and positions of the current officers and directors is set forth below:

Name and Address	Age	Position(s)

Willard G. McAndrew III	50	Chairman, President, Chief Executive Officer and Director
Roger Wurtele	58	Vice President, Chief Financial Officer and Director
Jolie Kahn	40	General Counsel and Secretary
Robert Farris	78	Director

Background of Officers and Directors

Willard G. McAndrew, III. Since December 2001, Mr. McAndrew has served as Chairman, President, Chief Executive Officer and a Director of Energy & Engine Technology Corporation. From 1998 through 2002 Mr. McAndrew was the President and Manager of Millennium Fuels USA, LLC, an affiliate of Millennium Fuels Corporation. Mr. McAndrew was also the President and the Chairman of the Board of Directors of Millennium Fuels Corporation from 1998 to 2002. Millennium was a developer and producer of both fuels and alternative fuels, domiciled in Plano, Texas. From 1996 until 1998, he served as president and a director of McAndrew Management II, Inc., a developer and operator of oil and gas production projects located in Richardson, Texas. Mr. McAndrew devotes his time as required to the business of Energy & Engine Technology Corporation.

Roger Wurtele. Since December 2001, Mr. Wurtele has served as vice president and chief financial officer and as a director of Energy & Engine Technology Corporation. From 1998 through December 2001, he served as the Manager and Principal Financial Officer of Millennium Fuels, USA, LLC. Millennium Fuels, USA, LLC was a developer of products in both the fuels and alternative fuels industries. From 1995 until 1998, Mr. Wurtele was the President and a director of Controllership Services, Inc., a provider of financial consulting services located in Shreveport, Louisiana. Mr. Wurtele holds a Bachelors Degree in Business Administration from the University of Nebraska and is admitted as a Certified Public Accountant in the states of Colorado and Louisiana. He devotes his time as required to the business of Energy & Engine Technology Corporation.

Jolie Kahn. Ms. Kahn received her Bachelor of Arts degree in Government from Cornell University in Ithaca, New York and graduated magna cum laude from the Benjamin Cardozo School of Law in New York, New York in 1989, where she was a member of its Law Review and an Alexander Fellow. Since that time, she has represented both private and public companies in varied aspects of general corporate, securities, corporate finance and mergers and acquisitions law and transactions. In addition, Ms. Kahn has counseled clients in areas related to their general day-to-day business affairs, such as employment and taxation issues. Ms. Kahn's career began at Weil, Gotshal & Manges, LLP in New York City, and most recently, she had acted as an in-house counsel to a “high tech” company in Boca Raton, Florida. Ms. Kahn has been with the Company since March 2002, and was Counsel to Seisint, Inc. in Boca Raton, FL, from March 2001 to March 2002. From January 2000 through October 2002, she was Of Counsel to Braverman, Kaskey & Caprara in Philadelphia, PA, and from October 1998 through January 2000, she was Of Counsel to Meyer, Suozzi, English & Klein, of Mineola, NY.

Robert Farris. Mr. Farris serves as a Director of EENT. After three years in the U.S. Army in Korea, Mr. Farris became the Safety Director for Valley Transit Company in 1955. In 1963, he became President, a position he holds to the present day. Mr. Farris has also served as Director for Texas State Bank, Harlingen, Texas, Texas Regional Bancshares, McAllen, Texas, National Bus Traffic Association, Texas Motor Transportation Association, Texas Tourist Council and Arxa International Energy Corporation. Mr. Farris' civic activities include Board of Trustees Marine Military Academy, President of Harlingen Chamber of Commerce, Harlingen Industrial foundation, Inc., Lower Rio Grande Valley Chamber of Commerce, Algodon Club, Crusade Chairman for the American Cancer Society, Vice President Rio Grande Council of Boy Scouts of America, Board Member for the First United Methodist Church of Harlingen and Member of Phi Gamma Delta. Mr. Farris has been recognized for his accomplishments by Who's Who in America and Who's Who in Finance and Industry.

To the best of Registrant's knowledge, all Section 16 reporting requirements were timely met by all of Registrant's officers, directors and control persons.

ITEM 10. EXECUTIVE COMPENSATION

As of December 31, 2004, the CEO had received annual compensation of $210,000 and 1,100,000 (1,000,000 shares of restricted stock and 100,000 shares of “S-8” stock) shares of stock for his services, the CFO had received annual compensation of $195,000 and 1,100,000 (1,000,000 shares of restricted stock and 100,000 shares of “S-8” stock) shares of stock for his services and the General Counsel had received annual compensation of $180,000 and 1,100,000 (1,000,000 restricted shares and 100,000 shares of “S-8” stock) shares of stock for her services.

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION	LONG TERM COMPENSATION

Awards	Payouts

Name and Principal Position	Year	Salary	Year	Salary	Bonus	Other annual compensation	Restricted Stock Awards	S8 Stock Awards	Securities underlying Options/SARs	LTIP Payouts	All other compensation
CEO Willard G. McAndrew	2003	$180,000	2004	$210,000			1,000,000 sh.	100,000 sh.

CFO Roger Wurtele	2003	$180,000	2004	$195,000			1,000,000 sh	100,000 sh

General Counsel Jolie Kahn	2003	$180,000	2004	$180,000			1,000,000 sh.	100,000 sh.

On November 21, 2003 registrant's Board of Directors adopted registrant's 2003-2004 Consulting Services Plan (the “Consulting Plan”) in order to advance the interests of the registrant by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the registrant by employees, directors and former directors of, and contractors and consultants to, the registrant, and its Subsidiaries who have: 1) served without salaries or other compensation during time periods for which stock is awarded ; and 2) assisted the registrant with support services for its business development. The Consulting Plan provides for an aggregate of 1,000,000 shares of the registrant's $.001 par value common stock, currently valued at $.095 per share (but subject to change on market fluctuation) that may be awarded from time to time at the sole discretion of the Board of Directors. The Plan was filed as an Exhibit to Registrant's Form 8-K, filed with the U.S. Securities and Exchange Commission on November 24, 2003. Approximately 990,000 shares have been issued under this Plan as of the date of filing this Annual Report.

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

As of April 8, 2005, the Company entered into five year employment contracts with each of the CEO, CFO, and General Counsel with salaries of $260,000, $230,000 and $200,000 (effective as of January 1, 2005), with each entitled to receive 25,000 warrants per month, with conversion prices at market price on the date of issuance. Each is entitled to certain benefits, such as severance pay, upon a not for cause termination. Each of these executives has agreed to not receive payment of salary increases until business conditions permit, with the increases accruing until cash flow permits payment thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of Registrant's directors, officers and key employees, individually as of December 31, 2004 and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Willard G. McAndrew III, 5308 W. Plano Parkway, Plano, Texas 75093	11,257,997(D)*	09.28%
Common Stock	Roger N. Wurtele, 5308 W. Plano Parkway Plano, Texas 75093	11,207,997(D)*	09.24%
Common Stock	Jolie G. Kahn, 5308 W. Plano Parkway, Plano, Texas 75093	7,218,518(D)*	05.95%
All Officers and Directors as a Group		29,684,512(D)*	24.48%
Common Stock	Kevin W. Smyth	21,759,654(D)*	17.94%

*(D) = Direct Beneficial Ownership

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its manufacturing facility from Freddy Pereira, an officer of its subsidiary, BMZ Generators Technology, Inc.

ITEM 13. REPORTS ON FORM 8-K

(a)	Registrant's financial statements for the years ended December 31, 2004 and December 31, 2003 are included herein.

(b)	Registrant's Form 8-K, filed on July 17, 2004 is incorporated by reference herein in its entirety.

(c)	Registrant's Form 8-K, filed on August 10, 2004 is incorporated by reference herein in its entirety.

(d)	Registrant's Form 8-K/A, filed on September 23, 2004 is incorporated by reference herein in its entirety.

(e)	Registrant's Form 8-K, filed on October 21, 2004 is incorporated by reference herein in its entirety.

(f)	Registrant's Form 8-K, filed on November 3, 2004 is incorporated by reference herein in its entirety.

(g)	Registrant's Form 8-K, filed on November 5, 2004 is incorporated by reference herein in its entirety.

(h)	Registrant's Form 8-K, filed on December 14, 2004 is incorporated by reference herein in its entirety.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the audit of the Registrant's annual financial statements for 2003 and 2004, and for reviews of the financial statements included in Registrant's Forms 10-QSB for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, Registrant has been billed and expects to be billed the following amounts by Marcum & Kliegman, LLP:

FYE 2003 audit:	$45,964.00
1st 3 Quarters 10-QSB 2004:	$24,862.00
FYE 2004 audit:	$60,000.00 (est)

Tax Fees

None.

All Other Fees

For the most recent fiscal year, the aggregate fees billed for services rendered by Marcum & Kliegman, LLP, other than services covered in Exchange Act Rule 14a-101 Item 9(e)(1) and (2), is $19,225 and was for services in connection with review of the Company’s SB-2. Furthermore, the Company was billed $66,283 in connection with auditing services rendered for the acquisition of assets of BMZ Generators, Inc.

The Board of Directors has not considered whether the services covered in “All Other Fees” is compatible with maintaining the principal accountant's independence.

Registrant does not have an audit committee, so sub - item (5) is inapplicable.

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's previously filed Reports and Forms with the SEC.

Exhibit Number	Description	Page
3(i)*	Articles of Incorporation
3(i)*	Amendment to Articles of Inc.
3(i)*	Amendment to Articles of Inc.
3(i)	Amendment to Articles of Inc.	53
3(ii)*	Bylaws
3(ii)*	Amendment to Bylaws
4*	Reaffirmation Agreement
10*	Promissory Note and Security Agreement
10*	Fixed Base Operator Agreement and Lease
31.1	302 Consent	54
31.2	302 Consent	55
32.1	906 Consent	56
32.2	906 Consent	57
99(i)*	Consulting Plan
99(ii)*	Purchase and Sale Agreement
99(iii)*	Consulting Plan
99(iv)*	Consulting Plan 2003- 2004
99.13	Form of Employment Contract	58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy & Engine Technology Corporation

Dated:	April 15, 2005	By:	/s/ Willard G. McAndrew III
President, CEO and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

By:	/s/ Willard G. McAndrew III
President, Chief Executive Officer and Chairman of the Board

Dated:	April 15, 2005

By:	/s/ Roger Wurtele
Vice President, Secretary, Chief Financial Officer and Director

Dated:	April 15, 2005

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Energy & Engine Technology Corporation

We have audited the accompanying consolidated balance sheet of Energy & Engine Technology Corporation and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ (deficiency) equity, and cash flows for each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy & Engine Technology Corporation and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continued as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $5,849,366 and has working capital deficit of $247,533. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, New York
March 8, 2005 (except for Note 16(D) as to which the date is March 10, 2005, Note 16(E) and Note (F) as to which the dates are March 16, 2005, Note 16(G) as to which the date is April 13, 2005, Note 16(H) as to which the date is March 31, 2005, and Note 16(L) as to which the date is April 8, 2005).

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$46,338
Accounts receivable	4,366
Inventories	557,689
Prepaid expenses and other current assets	173,900
Assets of discontinued operations	311,687
Total Current Assets	1,093,980

PROPERTY AND EQUIPMENT, Net	261,054

OTHER ASSETS

Intangible assets, net	776,287
Goodwill	146,518
Total Other Assets	922,805

TOTAL ASSETS	$2,277,839

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$384,559
Accrued expenses officers	358,917
Convertible debenture payable net of discount of $282,475	166,525
Notes payable, stockholders, net of deferred debt discount of $39,403	329,501
Liabilities of discontinued operations	102,011

TOTAL LIABILITIES	1,341,513

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 180,000,000 shares authorized, 120,528,374 shares issued and outstanding	120,529
Additional paid-in capital	13,646,469
Accumulated deficit	(12,830,672)

TOTAL STOCKHOLDERS' EQUITY	936,326

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,277,839

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004 and 2003

	2004	2003

NET SALES	$207,165	$4,341

COST OF SALES	242,942	7,417

GROSS PROFIT	(35,777)	(3,076)

OPERATING EXPENSES

Selling general and administrative expenses	1,969,982	1,080,824
Stock based compensation	1,882,566	3,355,718

TOTAL OPERATING EXPENSES	3,852,548	4,436,542

OPERATING LOSS	(3,888,325)	(4,439,618)

OTHER EXPENSE

Interest expense	1,689,305	206,851
Terminated offering costs	--	130,000

TOTAL OTHER EXPENSE	1,689,305	336,851

LOSS FROM CONTINUING OPERATIONS	(5,577,630)	(4,776,469)

LOSS FROM DISCONTINUED OPERATIONS (See Note 15)	(271,736)	(265,188)

NET LOSS	$(5,849,366)	$(5,041,657)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:

Net loss per common share from continuing operations	$(0.05)	$(0.12)

Net loss per common share from discontinued operations	$(0.00)	$(0.01)

Net loss per common share	$(0.06)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	104,731,738	40,340,934

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
For the Years Ended December 31, 2004 and 2003

Common
	Shares	Amount	Additional Paid-in Capital	Subscriptions Receivable	Accumulated Deficit	Deferred Compensation	Total
BALANCE - January 1, 2003	23,000,349	$23,001	$1,404,405	$--	$(1,939,649)	$--	$(512,243)

Issuance of common stock to consultants	3,959,000	3,959	539,762	--	--	--	543,721

Issuance of common stock to officers and employees	22,648,685	22,649	2,896,099	--	--	--	2,918,748

Issuance of common stock in connection with note payable	868,058	868	61,495	--	--	--	62,363

Issuance of warrants	--	--	162,744	--	--	--	162,744

Issuance of common stock in connection with private placements	21,872,213	21,872	580,157	(15,000)	--	--	587,029

Issuance of common stock in connection with conversion of notes payable	3,716,667	3,717	240,950	--	--	--	244,667

Issuance of common stock in connection with convertible debenture relating to terminated offering	722,222	722	136,500	--	--	--	137,222

Issuance of common stock in connection with exercise of warrant	570,000	570	--	--	--	--	570

Issuance of common stock in connection with assets purchase agreements	1,200,000	1,200	172,800	--	--	--	174,000

Deferred compensation	--	--	--	--	--	(106,750)	(106,750)
Net loss	--	--	--	--	(5,041,657)	--	(5,041,657)
BALANCE - December 31, 2003	78,557,194	$78,558	$6,194,912	$(15,000)	$(6,981,306)	$(106,750)	$(829,586)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
For the Years Ended December 31, 2004 and 2003

Common
	Shares	Amount	Additional Paid-in Capital	Subscriptions Receivable	Accumulated Deficit	Deferred Compensation	Total
BALANCE - December 31, 2003	78,557,194	$78,558	$6,194,912	$(15,000)	$(6,981,306)	$(106,750)	$(829,586)

Issuance of common stock to consultants	184,000	184	38,006				38,190

Issuance of common stock to officers and employees	4,010,690	4,011	1,705,405				1,709,416

Issuance of common stock in connection with private placements, net of $85,000 of offering costs	17,140,000	17,140	1,795,460	15,000			1,827,600

Issuance of common stock in connection with anti-dilution agreement	6,090,141	6,090	(6,090)				--

Issuance of common stock in connection with conversion of debt	10,445,229	10,445	1,301,597				1,312,042

Beneficial Conversion Feature on convertible debenture			920,833				920,833

Issuance of common stock in connection with acquisition	2,801,120	2,801	697,479				700,280

Issuance of warrants			829,167				829,167

Exercise of warrants	1,300,000	1,300	169,700				171,000

Amortization of deferred compensation						106,750	106,750

Net loss					(5,849,366)		(5,849,366)

BALANCE - December 31, 2004	120,528,374	$120,529	$13,646,469	$--	$(12,830,672)	$--	$936,326

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(5,577,630)	$(4,776,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143,535	1,202
Stock-based compensation	1,882,566	3,355,718
Amortization of debt discount	1,496,507	143,572
Terminated offering costs	0	130,000
Changes in operating assets and liabilities:
Accounts receivable	894	197,365
Inventory	(314,022)	(151,621)
Prepaid expenses and other current assets	(50,137)	(122,526)
Accounts payables and accrued expenses	42,995	197,365
Accrued expenses officer	(228,813)	181,549
TOTAL ADJUSTMENTS	2,973,525	3,932,624
NET CASH USED IN OPERATING ACTIVITIES	(2,604,105)	(843,845)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net loss from discontinued operations	(271,736)	(265,188)
Changes in:
Discontinued assets	167,038	(73,222)
Discontinued liabilities	(84,447)	36,652
NET CASH USED IN DISCONTINUED OPERATIONS	(189,145)	(301,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(148,941)	(1,670)
Cash paid for intangible assets	(65,000)	0
Cash paid for acquisition	(500,000)	0
NET CASH USED IN INVESTING ACTIVITIES	(713,941)	(1,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of proceeds from notes payable, stockholders, net	(8,095)	514,749
Proceeds from convertible debenture	1,700,000	0
Proceeds from notes payable, net	0	24,131
Repayment of notes payable	0	0
Proceeds from the issuance of common stock, net of offering costs	1,827,600	587,600
Proceeds from exercise of warrants	27,000	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,546,505	1,126,480
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,314	(20,793)

CASH AND CASH EQUIVALENTS - Beginning	7,024	$27,817
CASH AND CASH EQUIVALENTS - Ending	$46,338	$7,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$42,193	$10,022
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003

Non-cash investing and financing activities:

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

During the year ended December 31, 2003, certain stockholders converted their notes payable and accrued interest into 3,716,667 shares of the Company's common stock valued at $244,667.

In connection with two asset purchase agreements, the Company issued an aggregate of 1,200,000 shares of the Company's common stock and a $30,000 promissory note. The fair market value of the common stock issued at the date of the agreements was $174,000 and the assets acquired were inventory, property and equipment and intangible assets.

During the year ended December 31, 2004, several stockholders converted their notes payable and accrued interest into 510,424 shares of the Company's common stock valued at $61,874.

During the year ended December 31, 2004, the Company issued warrants for consulting services. The fair market value of the warrants granted using the Black-Scholes pricing model was $50,000.

During the year ended December 31, 2004, the Company issued 2,801,120 shares of Common Stock valued at $700,280 relating to the asset acquisition of BMZ Generators (See Note 14).

During the year ended December 31, 2004, in connection with the convertible debentures the Company issued warrants with a fair market value of $779,167, which gave rise to a beneficial conversion feature of $920,833.

During the year ended December 31, 2004, a stockholder exercised 1,000,000 warrants to purchase the Company’s stock for $144,000. The proceeds were used to reduce the shareholders outstanding loan balance.

During the year ended December 31, 2004, several investors converted their convertible debenture into 9,934,805 of the Company’s common stock valued at $1,251,000.

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Business, Going Concern and Management's Plans

Organization and Principal Business Activity

Energy & Engine Technology Corporation (“EENT” or the “Company”) was incorporated under the name Bidder Communications, Inc. in Nevada on November 16, 1999. It changed its name from Bidder Communications, Inc. (“Bidder”) to Energy & Engine Technology Corporation on December 5, 2001.

The consolidated financial statements include the accounts of EENT and its wholly owned subsidiaries, Gas Gathering Enterprises, LLC (“Gas Gathering”) (previously, Southern States Gas Gathering, LLC), Wind Dancer Aviation Services, Inc. (“Wind Dancer”) and BMZ Generators Technology, Inc. (“BMZ”) collectively referred to as the “Company.” In December 2004, both Gas Gathering and Wind Dancer were deemed to be discontinued operations (see Note 15).

EENT is the developer and marketer of AXP 1000 auxiliary power generator for long haul trucks. During the fourth quarter 2003 the Company began manufacturing operations and had sales of the AXP 1000 power generators as well as third and fourth quarter operation of its BMZ Generators business.

Going Concern and Management Liquidity Plans

Our independent registered public accounting firm has noted in their report on our 2004 financial statements that there are certain conditions including the net loss the Company incurred in the amount of $5,849,366 during the year ended December 31, 2004 and the working capital deficiency of $247,533 that existed at the balance sheet date that raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Consolidation

The consolidated financial statements include the accounts of EENT and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

BMZ/AXP 1000 Power Generators
Revenue is recognized at the time that the generator is delivered to the dealer or customer.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Business, Going Concern and Management's Plans, continued

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

NOTE 2 - Summary of Significant Accounting Policies

Inventories

Inventory consists of aviation fuel, parts, materials and engines and is valued at the lower of cost or market, cost being determined using the first in/first-out basis.

Property and Equipment

Property and Equipment are stated at cost. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

Goodwill is tested for impairment at least on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. We determined that there was no impairment to goodwill as of December 31, 2004

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2004 and 2003 were $169,271 and $126,785, respectively and are included in selling, general and administrative expenses.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

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

Depreciation and Amortization

Depreciation of machinery and equipment, furniture, fixtures and gas gathering equipment is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives. The cost of leasehold improvements is amortized over the lesser of the estimated useful life of the assets or the length of the lease.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2004 and 2003, advertising costs were $69,165 and $61,128, respectively.

Net Loss Per Share

Basic earnings or loss per share (“EPS”) is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted- average number of shares of common stock and common stock equivalents outstanding at year-end. Common stock equivalents have been excluded from the weighted-average shares for 2004 and 2003, as inclusion is anti-dilutive. Potentially dilutive securities (warrants) of 18,398,974 and 1,355,000 are outstanding at December 31, 2004 and 2003, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

Stock-Based Compensation

In October 1995, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.” (“SFAS 148”). This statement amended SFAS 123, “Accounting for Stock-Based Compensation.” As permitted under SFAS 123, the Company continues to apply APB 25. As required under SFAS 148, the following table presents pro forma net loss attributable to common stockholders for basic and diluted net loss per share as if the fair value-based method had been applied to all awards.

	YEARS ENDED
	DECEMBER 31, 2004	DECEMBER 31, 2003
Net loss attributable to common stockholders - as reported	$(5,849,366)	$(5,041,657)
Stock-based employee compensation cost determined under fair value method, net of tax effects	(2,794,350)	--
Net loss attributable to common stockholders - pro forma	(8,643,716)	(5,041,657)
Loss per share
Basic and diluted loss per share: net loss attributable to common stockholders - as reported	(0.06)	(0.13)
Net loss attributable to common stockholders - pro forma	(0.08)	(0.13)

The Black-Scholes option valuation model was used to estimate the fair value of the warrants granted during the year ended December 31, 2004. There were no options granted to employees during the year ended December 31, 2004. There were no stock options or warrants granted to employees during the year ended December 31, 2003. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

Assumptions:
Risk-free interest rate	3.01 to 3.96%
Dividend	0.00%
Expected life in years	2.0 to 5.0
Expected volatility	124 to 155%

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment” which revised SFAS 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123R and will adopt it on December 15, 2005 as required.

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”), on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”. The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity and (b) the types of continuing involvement that constitute significant continuing involvement in the operations of the disposal component. Should significant continuing ongoing involvement exist, then the disposal component shall be reported in the results of continuing operations on the consolidated statements of operations and cash flows. The Company is currently evaluating EITF No. 03-13 and will adopt it as required.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” (“SFAS 151”) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is currently evaluating the provisions of SFAS 151 and will adopt it on November 1, 2005, as required.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Property and Equipment

Property and equipment at December 31, 2004 consist of the following:

	Amount	Estimated Useful Lives
Machinery and Equipment	$235,197	5 years
Furniture and Fixtures	45,293	5 years
Leasehold Improvements	6,558	Life of lease
	$287,048
Less: Accumulated depreciation	(25,994)
Property and Equipment, Net	$261,054

Depreciation expense for the years ended December 31, 2004 and 2003 was $24,542 and $1,202, respectively.

NOTE 4 - Intangible Assets

Intangible assets at December 31, 2004 consists of the following:

	Amount	Estimated Useful Lives
Intellectual Property	$65,000	4 years
Intellectual Property	700,280	4 years
Trade Name	60,000	4 years
Trade Secrets	20,000	3 years
Non-compete	50,000	2 years
	$895,280
Less: accumulated amortization	(118,993)
Intangible Assets, Net	$776,287

Goodwill	146,518	N/A

Amortization expense for the years ended December 31, 2004 and 2003 was $118,993 and $0, respectively.

Future amortization expense for the above intangible assets as of December 31, 2004 is as follows:

For the year ending December 31,	Amount

2005	$237,987
2006	225,487
2007	209,653
2008	103,160
Total	$776,287

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Notes Payable Stockholders

On January 21, 2003, as part of a private placement an investor purchased one unit for $25,000. This unit consists of a $25,000 note payable which accrues interest at 10% and was due on January 7, 2004 as well as 25,000 shares of the Company's restricted common stock plus 25,000 warrants to purchase the Company's common stock at an exercise price of $0.10 per warrant exercisable through January 7, 2004 plus 25,000 warrants to purchase the Company's common stock at an exercise price of $0.25 per warrant exercisable through January 7, 2005. The repayment date has been informally extended until January 7, 2006 on the same terms.

During the second quarter of 2003 as part of a private placement offering investors purchased 10 units for an aggregate of $100,000. Each unit consists of a $10,000 note payable, which accrues interest at 20% and is due in twelve months as well as 2,000 shares or an aggregate of 20,000 shares of the Company's restricted common stock. During the fourth quarter of 2003 the Company entered into termination agreements with two of these stockholders whereby the Company issued an aggregate of 216,667 shares of the Company's restricted common stock with an average value of $.08 per share or $17,167. The issuance of stock was in satisfaction of $15,000 of the principal balance and accrued interest of $2,167. The balance outstanding under these notes payable at December 31, 2004 was $80,904. As an incentive to certain investors an additional 6,000 shares were issued in connection with this offering. These notes, with the exception of one, have been informally extended to May 2006.

As of December 31, 2004, the Company is in default of the terms on an outstanding note payable with one of its stockholders. The note was due on June 10, 2004 with principal balance due of $20,000 and accrued interest of $6,220.

On June 26, 2003, in connection with an asset purchase agreement, the Company issued a note payable in the amount of $30,000 due in three equal installments of $10,000 beginning every thirtieth day after the date of agreement plus 300,000 shares of the Company's restricted common stock valued at $39,000. This note was settled in full on October 21, 2004 in exchange for 100,000 shares of its Common Stock.

On July 15, 2003, the Company entered into a promissory note agreement, which was subsequently amended on August 1, 2003 to increase the principal amount from $20,000 to $40,000. The note was also amended to accrue interest at 5% per annum and due on February 1, 2004. In connection with this note agreement and amended note agreement the Company issued 200,000 shares of the Company's restricted common stock. This note was converted on February 1, 2004 in exchange for 410,424 shares of the Company’s Common Stock valued at $41,042.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Notes Payable Stockholders, continued

On August 18, 2003, the Company entered into a note payable agreement with a stockholder for $250,000. The Company also previously entered into three note payable agreements with the same stockholder in the amount of $125,000 (for an aggregate of $375,000). In connection with this note, the Company issued the stockholder 500,000 warrants, which when added to 50,000 and 300,000 warrants issued during the years ended December 31, 2003 and 2002, respectively, in connection with a common stock offering and 150,000 warrants issued during the year ended December 31, 2003 in connection with the notes payable, which were thereby amended and restated, are now set to expire on August 15, 2007. The new exercise prices for the aggregate of 1,000,000 warrants are as follows: 200,000 at $0.01, 200,000 at $0.05, 200,000 at $0.10, 200,000 at $0.15 and 200,000 at $0.25. In connection with one of these notes payable with the stockholder the Company also issued 617,058 shares of the Company's restricted common stock. The warrants were all exercised in 2004 and the proceeds were used to reduced the outstanding balance by $112,000 and the remaining outstanding balance on the loan is $263,000 which will be paid $10,000 per month until paid in full.

On October 19, 2004, a shareholder converted its outstanding loan balance of $20,000 into 100,000 shares of the Company’s common stock valued at $20,000.

NOTE 6 - Note Payable and Convertible Debenture

On April 17, 2003, the Company entered a note payable agreement with a distributor for $34,000. The note accrues interest at 7% and is payable in monthly installments of $673, principal and interest, beginning May 1, 2003 through April 1, 2008. The balance outstanding under this note payable at December 31, 2004 was $24,131. This note was paid off in full in connection with the sale of Wind Dancer Aviation Services, Inc., (See Note 15).

In July 2004, the Company completed a private placement to certain institutional investors of $1,700,000 million in principal amount for a one year 7% Convertible Debentures (the “Debentures”) and 4,358,974 Warrants due July 2007, at an exercise price of $0.39 per share (the “Warrants”). The Registration Statement was originally filed on August 25, 2004. The Registration Statement, as amended from time to time, was declared effective by the Securities and Exchange Commission on October 14, 2004. The holders of the Debentures can convert their debt into shares of the Company's common stock at 85% of market price per share with a floor of $0.10 and a ceiling of $0.39, subject to certain anti-dilution adjustments.

Accrued interest under the Debentures may be paid in cash or Common Stock. In the event of an uncured default, as defined, or a non-permitted sale of securities, the holders of the Debentures may convert at 75% of Market Price.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Note Payable and Convertible Debenture, continued

The gross proceeds of the $1,700,000 in July of 2004 were allocated 54% or $920,833 to the debentures and 46% or $779,167 to the Warrants. As a result of such allocation and conversion terms of the aforementioned debt, the Company recorded an aggregate debt discount and beneficial conversion feature for the total amount of the debt principal of $1,700,000. Interest expense for the year ended December 31, 2004 includes amortization expense of $1,417,525 of the deferred debt discount and the beneficial conversion feature on the convertible notes and the warrants as required by EITF 98-05 and 00-27. In connection with this private placement, the Company incurred loan costs of $180,000, which is included in other current assets. The loan cost is amortized over the life of the loan and amortization expense of $75,000 for the year ended December 31, 2004 is included in interest expense. During 2004, $1,251,000 of the $1,700,000 principal amount of the debentures was converted into 9,934,804 shares of the Company’s common stock valued at $1,251,000.

NOTE 7 - Accrued Expenses, Officers

Accrued expenses officers represents unpaid payroll and bonuses to three (3) officers of the Company. Theses amounts are non-interest bearing and have no definite repayment terms. As of December 31, 2004 the outstanding balance in accrued expenses officers was $358,917.

NOTE 8 - Commitments and Contingencies

Operating Leases

The Company rents office space for its corporate headquarters in Plano, Texas. This rent is on a month-to-month basis without a formal lease agreement with a monthly rent expense of $2,500.

On July 1, 2004, the Company entered into a lease agreement for office and warehouse facilities expiring July 31, 2014. The lessor is Freddy Pereira, a related party.

The terms of the lessor show a fixed monthly rate of $7,514 plus other cost and expenses, which consist of property taxes and condominium fees. Future minimum annual lease payments at December 31, 2004 are as follows:

For the Years Ending December	Amount
2005	$90,168
2006	90,168
2007	90,168
2008	90,168
2009	90,168
Thereafter	450,840
Total	$901,680

Rent expense for the years ended December 31, 2004 and 2003 amounted to $113,021 and $28,000, respectively.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Commitments and Contingencies

Legal Proceedings

On October 28, 2003, the Company was served with a complaint by 600 Racing, Inc. The complaint alleges that EENT is liable on a $150,000 judgment issued against Millennium Fuels USA, LLC (“MFUSA”), an unrelated entity, of which Will McAndrew and Roger Wurtele, the Company's CEO and CFO, respectively, were the Managers. The complaint alleges that the Company engaged in a joint enterprise with MFUSA and integrated resources with MFUSA and is thus liable on an “alter ego” theory.
In October 2004, the case was removed to the U.S. Bankruptcy Court for the Northern District of Texas, as part of the pending bankruptcy of MFUSA. The debtor has proposed a Plan of Reorganization supported by the U.S. Trustee, for settlement by EENT of the litigation for $15,000.

Other than as stated above, Registrant is not a party to any legal proceedings.

NOTE 9 - Common Stock

During the year ended December 31, 2003, the Company issued an aggregate 3,959,000 shares of common stock valued at $543,721 to consultants for services to be provided.

During the year ended December 31, 2003, the Company issued an aggregate 22,648,685 shares of common stock valued at $2,918,748 to officers and employees of the Company for services performed.

During the year ended December 31, 2003, in connection with notes payable, the Company issued an aggregate 868,058 shares of common stock to investors valued at $62,363.

During the year ended December 31, 2003, in connection with private placements, the Company sold an aggregate 21,872,213 shares of common stock to investors valued at $587,029.

During the year ended December 31, 2003, in connection with conversion of notes payable, the Company issued an aggregate 3,716,667 shares of common stock valued $244,667.

During the year ended December 31, 2003, in connection with convertible debenture relating to terminated offering, the Company issued an aggregate of 722,222 shares of common stock valued at $137,222.

During the year ended December 31, 2003, in connection with exercise of warrants, the Company issued an aggregate of 570,000 shares of common stock valued at $570.

During the year ended December 31, 2003, in connection with asset purchase agreements, the Company issued an aggregate of 1,200,000 shares of common stock valued at $174,000.

During the year ended December 31, 2004, the Company issued an aggregate 184,000 shares of common stock valued at $38,190 to consultants for services to be provided.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Common Stock, continued

During the year ended December 31, 2004, the Company issued an aggregate 4,010,690 shares of common stock valued at $1,709,416 to officers and employees of the Company for services performed.

During the year ended December 31, 2004, in connection with private placements, the Company sold an aggregate 17,140,000 shares of common stock to investors valued at $1,827,600, net of offering costs of $85,000.

During the year ended December 31, 2004, in connection with an anti-dilution agreement, the Company issued an aggregate 6,090,141 shares of common stock.

During the year ended December 31, 2004, in connection with the conversion of debt, the Company issued an aggregate of 10,445,229 shares of common stock to investors valued at $1,312,042.

During the year ended December 31, 2004, in connection with BMZ acquisition, the Company issued an aggregate 2,801,120 shares of common stock valued at $700,280.

NOTE 10 - Income Taxes

The Company recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. In addition, the Company also recognizes deferred tax assets for future tax benefits, such as net operating loss (“NOL”) carryforwards, to the extent that realization of such benefits is more likely than not.

The components of the net deferred tax assets as of December 31, 2004 is as follows:

2004
Accrued expenses	$16,320
Impairment loss from discontinued operations	36,720
NOL carryforwards	3,799,500
Total deferred tax asset	3,852,540

Valuation allowance	3,852,540
Net Deferred Tax Asset	$--

The valuation allowance increased $1,477,540 for the year ended December 31, 2004.

At December 31, 2004, the Company had available NOL carryforwards for income tax purposes of approximately $11,175,000, which expires at various dates through 2024. The Company will be able to utilize net operating losses of Southern States Gas Gathering which occurred prior to its acquisition pursuant to the limitations described in Section 382 on the Internal Revenue Service Code.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Income Taxes, continued

A reconciliation of the expected statutory tax rate and the effective rate is as follows:

	2004	2003

Expected statutory rate	34.0%	34.0%
NOL without tax benefit	(34.0)	(34.0)
Total income taxes	--%	--%

NOTE 11 - Consulting Services Plan

Effective as of January 10, 2002 the Company adopted a 2002 Consulting Service Plan (“2002 Plan”) whereby 1,000,000 shares of the Company's common stock may be subject to stock awards. Effective as of December 2, 2002 the Company adopted a 2002-2003 Consulting Service Plan (“2002-2003 Plan”) whereby an additional 1,000,000 shares of the Company's common stock may be subject to stock awards. The purpose of the 2002 Plan and the 2002-2003 Plan is to advance interests of the Company by rewarding employees, directors, former directors, contractors and consultants to the Company On November 21, 2003 registrant's Board of Directors adopted registrant's 2003-2004 Consulting Services Plan (the “Consulting Plan”) in order to advance the interests of the registrant by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the registrant by employees, directors and former directors of, and contractors and consultants to, the registrant, and its Subsidiaries who have: 1) served without salaries or other compensation; and 2) assisted the registrant with support services for its business development. The Consulting Plan provides for an aggregate of 1,000,000 shares of the registrant's $.001 par value common stock, currently valued at $.095 per share (but subject to change on market fluctuation) that may be awarded from time to time at the sole discretion of the Board of Directors. As of December 31, 2004 990,000 (approximate) shares of the Company's common stock have been issued under the 2003-2004 Plan.

NOTE 12 - Warrants

On December 30, 2004, an investor exercised warrants to purchase 1,000,000 shares of the Company's common stock at $0.14 per share or $144,000.

On December 30, 2004, an investor exercised warrants to purchase 100,000 shares of the Company's common stock at $0.25 per share or $25,000.

On December 30, 2004, an investor exercised warrants to purchase 200,000 shares of the Company's common stock at $0.01 per share or $2,000.

During the year ended, the Company issued 12,300,000 warrants to officers and employees to purchase common stock with a fair value of $2,794,530.

During the year ended, the Company issued 1,215,000 warrants relating to investing activities.

During the year ended, the Company issued 500,000 warrants to consultants with a fair value of $50,000.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Warrants, continued

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance - January 1, 2003	460,000	$0.23

Warrants issued during the year	1,470,000	$0.05
Warrants exercised during the year	(570,000)	$0.001
Warrants expired during the year	(5,000)	$0.10

Balance - December 31, 2003	1,355,000	$0.13

Warrants issued during the year	18,373,974	$0.27
Warrants exercised during the year	(1,300,000)	$0.13
Warrants expired during the year	(30,000)	$0.21

Balance - December 31, 2004	18,398,974	$0.27

There were 18,398,974 and 1,355,000 warrants exercisable at December 31, 2004 and 2003, respectively.

NOTE 13 - Related party and other items

The Company leases its manufacturing facility from Freddy Pereira, an officer of its subsidiary, BMZ Generators Technology, Inc. (See note 8).

NOTE 14 - Acquisition

On July 1, 2004, EENT, through its wholly owned subsidiary BMZ Generators Technology, Inc., purchased certain assets of BMZ Generators, Inc., (“BMZ”) a Pompano Beach, Florida-based company that is in the power generator manufacturing, assembly and sales business and intellectual property from its owner, Freddy Pereira. The assets were acquired for total consideration of $2,000,000, $500,000 in cash at closing paid to BMZ for the sale of BMZ's assets and $500,000 in EENT Common Stock issued to Pereira personally upon presentation of written documentation for the intellectual property, with a potential additional $1,000,000 being paid out to Mr. Pereira over five years based on certain earn out criteria from the ongoing business of EENT arising from the purchased assets. EENT hired Mr. Pereira to manage the business arising from the purchased assets for a five year period beginning July 1, 2004. Although the parties negotiated the value of the stock issued to Pereira personally at $500,000, it was recorded for accounting purposes on the books of EENT at $700,280 based on the closing price of 2,801,120 shares of EENT's Common Stock, as of May 19, 2004, the date of the definitive purchase agreement. EENT issued these shares on June 4, 2004 in advance of the presentation of written documentation for the intellectual property as outlined in the definitive purchase agreement.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Acquisition, continued

Total Consideration
Cash	500,000
Restricted common stock (issued to Pereira personally)	700,280
Contingent earnout	1,000,000
Total consideration	2,200,280

Allocation:
BMZ Assets
Inventory, net	56,286
Prepaid expenses and other current assets	35,760
Furniture, fixtures & equipment	131,436
Tradename	60,000
Trade Secrets	20,000
Non-compete	50,000
Goodwill	146,518
500,000
Freddy Pereira - Intellectual Property	700,280
Contingent earnout	1,000,000
Total Consideration	2,200,280

The following table of unaudited proforma information gives effect to the acquisitions of the assets from BMZ and Mr. Pereira as if such acquisition had occurred at the beginning of the year shown.

	TWELVE MONTHS ENDED
	December 31, 2004	December 31, 2003
Revenues	$351,165	$430,348
Net loss	(5,640,500)	(4,763,812)
Net loss per share	(0.05)	(0.12)

On August 17, 2004, EENT purchased the rights to all of the technology, including all patent rights, produced and to be produced by C.A.P.S., LLC, a Tennessee limited liability company. C.A.P.S. and its principals, Nathan Brown and Dan Killian, are the inventors of power generation technology. The terms of the purchase consisted of an initial purchase price of $40,000 in cash (which is in addition to a $25,000 payment to C.A.P.S. in June 2004 for an exclusive period to review certain C.A.P.S. technology) or aggregate consideration of $65,000. Upon delivery of specified working models of the two initial technologies, EENT is to pay C.A.P.S. $20,000 a month, indefinitely, less any royalty payments made, until royalty payments reach $20,000 per month. Royalty payments for the initial technology are to be $125 per unit sold and for the next technology shall be 10% of the net invoice price for units sold. In addition, for units sold at certain benchmark levels, restricted shares of EENT Common Stock shall be issued as follows:

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Acquisition, continued

Units Sold	Shares of Stock to be Issued
100	100,000
250	200,000
500	500,000
750	1,000,000
1,000	1,500,000

The last three issuances are expressly contingent on a unit failure rate not to exceed 5%.

NOTE 15 - Discontinued Operations

On February 22, 2005, EENT completed the sale of substantially all of the assets of the Wind Dancer Aviation Services, Inc, division for $262,500 in cash.

During December 2004, the Company classified the Wind Dancer Aviation Services, Inc. assets as held for sale. The operations of Wind Dancer Aviation Services, Inc. are reported as discontinued operations for all periods presented in the consolidated financial statements. At December 31, 2004, the discontinued assets and liabilities of Wind Dancer are:

Wind Dancer Aviation Services, Inc.
Assets:
Accounts receivable	13,525
Inventory	58,670
Prepaid expenses	1,391
Intangible assets	17,882
Fixed Assets	70,219

TOTAL ASSETS	161,687

Liabilities:
Accounts payable and accrued expenses	19,633
Note payable	18,063

TOTAL LIABILITIES	37,696

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Discontinued Operations, continued

The results of discontinued operations for the year ended December 31, 2004 and 2003 are:

	2004	2003
Net revenue	326,547	377,676
Costs of revenues	158,856	210,155
Operating expense	282,053	357,202
Net Loss	220,556	192,214

On March 14, 2005, EENT completed the sale of all of the assets of the Gas Gathering Enterprises, Inc., division for $150,000 in cash.

During December 2004, the Company classified the Gas Gathering Enterprises, Inc. assets as held for sale. The operations of Gas Gathering Enterprises, Inc. are reported as discontinued operations for all periods presented in the consolidated financial statements. At December 31, 2004, the discontinued assets and liabilities of Gas Gathering are:

Gas Gathering Enterprises, Inc.
Assets:
Fixed Assets	150,000

Liabilities
Accounts payable and accrued expenses	64,315

The results of discontinued operations for the year ended December 31, 2004 and 2003 are:

	2004	2003
Net revenue	244	1,245
Costs of revenues	-	-
Operating expense	24,163	23,474
Net Loss	51,180	72,974

Impairment losses from the right down of assets held for sale in connection with the Wind Dancer and Gas Gathering sales were $108,065 and are included in loss from discontinued operations for the year ended December 31, 2004.

NOTE 16 - Subsequent Events

Equity Transactions

A)	On January 20, 2005, in connection with a private offering, the Company sold 25,000 shares of common stock to an investor at $0.10 per share or $2,500.

B)	On February 3, 2005, in connection with a private offering, the Company sold 50,000 shares of common stock to an investor at $0.10 per share or $5,000.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - Subsequent Events, continued

C)	On February 23, 2005, in connection with a private offering, the Company sold 15,000 shares of common stock to an investor at $0.10 per share or $1,500.

D)	On March 10, 2005, in connection with a private offering, the Company sold 300,000 shares of common stock to an investor at $0.05 per share or $15,000.

E)	On March 16, 2005, the Company issued 25,000 shares of common stock to an employee valued at $3,000 for services provided

F)	On March 16, 2005, the Company issued 172,500 shares to an investor in regards to an anti-dilution agreement.

G)	On April 13, 2005, the Company issued a convertible note in the amount of $50,000 to an investor. The note is convertible in Common Stock at $0.05 per share.

Authorized Shares

H)	On March 31, 2005, the Company amended its Article of Incorporation to increase its authorized share of common stock from 180,000,000 to 280,000,000.

Other Transactions

I)
On February 8, 2005, EENT entered into a binding letter of intent with Anchor Tampa, Inc. to purchase assets of its marine air conditioning business for $950,000. The letter of intent called for a $37,500 non-refundable deposit payable by EENT, with closing set to occur on or before April 30, 2005. The balance of the purchase price is: $712,500 in cash and $200,000 in restricted common stock.

J)
On February 10, 2005, the Company entered into a Consulting Agreement with an independent contractor. The terms of the agreement is for one year with the Company making monthly payments of $5,500. Based on the agreement, the Company is also required to issue 275,000 shares of common stock quarterly during the terms of the agreement. On March 23, 2005, in connection with this agreement, the Company issued 275,000 shares of common stock valued at $27,500.

K)
Pursuant to a letter agreement effective as of February 21, 2005, EENT has agreed to resell the STCs and related inventory purchased in September 2003 to Mr. RPM, LLC and RPM Management, LLC for a return of 600,000 shares of EENT stock previously issued to Mr. RPM, LLC and RPM Management, LLC. The transfer will occur when the shares of stock are returned to EENT.

L)
As of April 8, 2005, the Company entered into five year employment contracts with each of the CEO, CFO, and General Counsel with salaries of $260,000, $230,000 and $200,000, with each entitled to receive 25,000 warrants per month, with conversion prices at market price on the date of issuance. Each is entitled to certain benefits, such as severance pay, upon a not for cause termination.