Form 10QSB
period 2005-03-31
ENERGY & ENGINE TECHNOLOGY CORP
filed 2005-05-16
CIK 1121811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 127,001,244 (as of May 13, 2005).

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table of Contents

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31, 2005

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$12,898
Accounts receivable	35,393
Inventories	555,774
Prepaid expenses and other current assets	142,306
Total Current Assets	746,371

PROPERTY AND EQUIPMENT, Net	252,924

OTHER ASSETS

Intangible assets, net	716,790
Goodwill	146,518
Total Other Assets	863,308
TOTAL ASSETS	$1,862,603

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$718,774
Accrued expenses, officers	321,788
Convertible debentures payable, net of discount of $161,414	287,586
Notes payable, stockholders, net of discount of $35,625	327,375
TOTAL LIABILITIES	1,655,523

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 280,000,000 shares authorized 121,390,874 shares issued and outstanding	121,390
Additional paid-in capital	13,700,107
Accumulated Deficit	(13,536,417)
Treasury Stock (600,000 shares at cost)	(78,000)

TOTAL STOCKHOLDERS’ EQUITY	207,080

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,862,603

See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31, 2005 and 2004

	THREE MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004

NET SALES	$162,145	$24,513

COST OF SALES	129,311	26,823

GROSS PROFIT (LOSS)	32,834	(2,310)

OPERATING EXPENSES
Selling, general and administrative expenses	675,078	267,002
Stock based compensation for selling, general and administrative expenses	30,500	1,672,815

TOTAL OPERATING EXPENSES	705,578	1,939,817

OPERATING LOSS	(672,744)	(1,942,127)

OTHER (INCOME) EXPENSE
Interest income	--	(1,323)
Interest expense	181,968	29,609

TOTAL OTHER EXPENSE	181,968	28,286

Loss from continuing operations	(854,712)	(1,970,413)

Income (Loss) from discontinued operations	148,967	(64,547)

NET LOSS	$(705,745)	$(2,034,960)

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Net loss per common share from continuing operations	$(0.01)	$(0.02)
Net income (loss) per common share from discontinued operations	$0.00	$(0.00)

NET LOSS PER COMMON SHARE:	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	120,699,228	88,659,469

See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended March 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(854,712)	$(1,970,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,388	1,344
Stock-based compensation	30,500	1,697,515
Amortization of debt discount	124,839	15,628
Changes in operating assets and liabilities:
Accounts receivable	(8,439)	(235)
Inventory	1,915	(43,541)
Prepaid expenses and other current assets	31,594	(96,812)
Accounts payables and accrued expenses	232,204	(132,031)
Accrued expenses, officers	(37,128)	(47,083)
TOTAL ADJUSTMENTS	449,873	1,394,785
NET CASH USED IN OPERATING ACTIVITIES	(404,839)	(575,628)

CASH FLOW FROM DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations	148,967	(64,547)
Proceeds from sale of assets	387,500
Gain on sale of assets	(176,403)
Changes in:
Discontinued assets	--	(6,012)
Discontinued liabilities	--	(23,372)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	360,064	(93,931)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(6,761)	(26,120)
NET CASH USED IN INVESTING ACTIVITIES	(6,761)	(26,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable, stockholders	(5,904)	(5,000)
Proceeds from the issuance of common stock, net of offering costs	24,000	1,745,498
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,096	1,740,498

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,440)	1,044,819
CASH AND CASH EQUIVALENTS-Beginning	46,338	7,024
CASH AND CASH EQUIVALENTS-Ending	12,898	1,051,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	7,858	1,703
See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended March 31, 2005 and 2004

Non-cash investing and financing activities:

During the three months ended March 31. 2005, the Company resold Supplemental Type Certificates and related inventories purchased in September 2003 for a return of 600,000 shares of the Company’s common stock valued at $78,000.

See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Description of Business, Going Concern, Management Plans and Basis of Presentation

Financial Statements

The condensed consolidated balance sheet of Energy & Engine Technology Corporation ("EENT" or the "Company") as of March 31, 2005, the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary in order to make the financial statements not misleading. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and filed with the Commission.

Going Concern and Management Plans

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $705,745 during the three months ended March 31, 2005, resulting in an accumulated deficit of $13,536,417. As of March 31, 2005, the Company also had a working capital deficit of $ 909,152. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include the raising of cash through the issuance of debt or equity and increasing revenues. On April 27, 2005 and on May 10 and 12, 2005, the Company closed on the initial $1,366,667 of $2,000,000 of financing with several investors. Proceeds were used to purchase Anchor Manufacturing and for working capital purposes (See Note 9). The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern

Organization and Principal Business Activity

EENT was incorporated under the name Bidder Communications, Inc. in Nevada on November 16, 1999. It changed its name from Bidder Communications, Inc. ("Bidder") to Energy & Engine Technology Corporation on December 5, 2001.

The consolidated financial statements include the accounts of EENT and its wholly owned subsidiaries, Gas Gathering Enterprises, LLC (“Gas Gathering”) (previously, Southern States Gas Gathering, LLC), Wind Dancer Aviation Services, Inc. (“Wind Dancer”) and BMZ Generators Technology, Inc. (“BMZ”) collectively referred to as the “Company.” During the year ended December 2004, both Gas Gathering and Wind Dancer were deemed to be discontinued operations and both were sold during the three months ended March 31, 2005 (see Note 8).

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Description of Business, Going Concern, Management Plans and Basis of Presentation, continued

EENT is the developer and marketer of the AXP 1000 auxiliary power generator for long haul trucks. It also assembles and sells power generators for marine, standby and other commercial/residential applications.

Consolidation

The consolidated financial statements include the accounts of EENT and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - Summary of Significant Accounting Policies

Revenue Recognition

BMZ Generators Technology, Inc./AXP 1000 Power Generators

Revenue is recognized at the time the generator is delivered to the dealer or customer.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Inventories

Inventories consist of parts and materials and engines/generators and are valued at the lower of cost or market, cost is being determined using the first in/first out basis.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the three months ended March 31, 2005 and 2004 were $53,179 and $2,253 respectively, and are included in selling, general and administrative expenses.

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

Depreciation and Amortization

Depreciation and amortization of furniture, fixtures and equipment is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents have been excluded from the weighted average shares for the three months ended March 31, 2005 and 2004, as inclusion is anti-dilutive. Potentially dilutive securities (warrants) of 17,873,974 and 2,235,000 are outstanding at March 31, 2005 and 2004, respectively.

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

NOTE 3 - Note Payable Stockholders

As of March 31, 2005, the Company is in default of the terms on an outstanding note payable with one of its stockholders. The note was due on January 7, 2004 with principal balance due of $20,000 and accrued interest of $7,217.

NOTE 4 - Common Stock

During the three months ended March 31, 2005, the Company issued an aggregate of 390,000 shares of common stock valued at $24,000 to four investors in connection with a private placement.

During the three months ended March 31, 2005, the Company issued an aggregate of 25,000 shares of common stock valued at $3,000 to an employee for services provided.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - Common Stock, continued

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

On March 16, 2005, the Company issued 172,500 shares of common stock to an investor pursuant to an anti-dilution agreement.

NOTE 5 - Warrants

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance - January 1, 2005	18,398,974	$0.27
Warrants issued during the period	--
Warrants expired during the period	525,000	$0.20
Warrants exercised during the period	--
Balance - March 31, 2005 (all exercisable)	17,873,974	$0.27

NOTE 6 - Stock-Based Compensation

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

The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). This statement amended SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees.” As required under SFAS No. 148, the fair value-based method had been applied to all awards. There were no stock options or warrants issued to employees during the three months ended March 31, 2005 and 2004.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 7 - Other Items

Related Party Transactions

The Company leases its Pompano Beach, Florida manufacturing facility from Freddy Pereira, an officer of its subsidiary, BMZ Generators Technology, Inc. Rent expense relating to this lease for the three months ended March 31, 2005 and 2004 was $22,542 and $0 respectively.

Authorized Shares

On March 31, 2005, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase their authorized shares of common stock to 280,000,000.

Other Events

Pursuant to a letter agreement effective as of February 21, 2005, EENT has sold the Supplemental Type Certificates and related inventory purchased in September 2003 to Mr. RPM, LLC and RPM Management, LLC for a return of 600,000 shares of EENT stock previously issued to Mr. RPM, LLC and RPM Management, LLC. The value of the 600,000 shares was $78,000 (thus the repurchase price) as of February 11, 2005. These assets were recorded as held for sale at December 31, 2004 and as a result an impairment loss of approximately $43,000 was recorded during the year ended. The 600,000 shares were recorded as treasury stock as of March 31, 2005.

Legal Proceedings

On October 28, 2003, the Company was served with a complaint by 600 Racing, Inc. The complaint alleges that EENT is liable on a $150,000 judgment issued against Millennium Fuels USA, LLC (“MFUSA”), an unrelated entity, of which Will McAndrew and Roger Wurtele, the Company's CEO and CFO, respectively, were the Managers. The complaint alleges that the Company engaged in a joint enterprise with MFUSA and integrated resources with MFUSA and is thus liable on an “alter ego” theory. In October 2004, the case was removed to the U.S. Bankruptcy Court for the Northern District of Texas, as part of the pending bankruptcy of MFUSA. The debtor has proposed a Plan of Reorganization supported by the U.S. Trustee, for settlement by EENT of the litigation for $15,000, which is accrued for and included in accrued expenses as of March 31, 2005.

NOTE 8 - Discontinued Operations

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

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 8 - Discontinued Operations, continued

The results of discontinued operations for the three months ended March 31, 2005 and 2004 are:

	3/31/05	3/31/04
Net revenue	22,397	84,392
Costs of revenues	(10,964)	(31,926)
Operating expense	(38,869)	(103,296)
Gain on Sale of Assets	176,403	--
Net Gain (Loss)	148,967	(50,830)

On March 14, 2005, EENT completed the sale of all of the assets of the Gas Gathering Enterprises, Inc., division for $150,000 in cash of which $25,000 was advanced to the Company during the year ended December 31, 2004.

During December 2004, the Company classified the Gas Gathering Enterprises, Inc. assets as held for sale. The operations of Gas Gathering Enterprises, Inc. are reported as discontinued operations for all periods presented in the consolidated financial statements.

The results of discontinued operations for the three months ended March 31, 2005 and 2004 are:

	3/31/05	3/31/04
Net revenue	-	-
Costs of revenues	-	-
Operating expense	-	(13,717)
Net Loss	-	(13,717)

NOTE 9 - Subsequent Events

Issuance of Common Stock

From April 1, 2005 through May 4, 2005, the Company issued an aggregate of 2,000,000 shares of common stock valued at $100,000 to an investor in connection with a private placement.

From April 1, 2005 through May 4, 2005, the Company issued an aggregate of 50,000 shares of common stock valued at $4,000 to employees for services provided.

From April 1, 2005 through May 4, 2005, the Company issued an aggregate of 276,000 shares of common stock valued at $21,955 to consultants for services provided.

On April 22, 2005, the Company issued 581,500 shares of common stock to an investor pursuant to an anti-dilution agreement.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 9 - Subsequent Events, continued

Acquisition

On February 8, 2005, EENT entered into a binding letter of intent with Anchor Tampa, Inc. to purchase assets of its marine air conditioning business for $950,000. The letter of intent called for a $37,500 non-refundable deposit paid by EENT as of March 31, 2005, with closing set to occur on or before April 30, 2005. The closing occurred on May 3, 2005, effective as of April 29, 2005. The $912,500 balance of the purchase price was paid as follows: $200,000 in Common Stock (2,702,703 shares), $550,000 in cash, $25,000 in price reduction for assumption of warranty claims and $137,500 in a purchase money note due on the earlier of (i) 5 business days after the receipt of proceeds from the second tranche of cash to be received from Longview Equity Fund after effectiveness of a registration statement to be filed in conjunction with the Company’s April 27, 2005 financing (see note 9, convertible note financing), and (ii) July 3, 2006.

Employment Agreements

As of April 8, 2005, the Company entered into five year employment contracts with each of the CEO, CFO, and General Counsel with salaries of $260,000, $230,000 and $200,000, with each entitled to receive 25,000 warrants per month, with conversion prices at market price on the date of issuance. Each is entitled to certain benefits, such as severance pay, upon a “not for cause termination”.

Convertible Note Financing

On April 27, 2005, the Company entered into Convertible Note Financing with Longview Fund, L.P., Longview Equity Fund, L.P. and Longview International Equity Fund, L.P. pursuant to which the investors are to invest a total of $1,500,000 in the Company: $1,000,000 at closing (April 27. 2005, received gross of commissions) and $500,000 within 5 days after effectiveness of the registration statement to be filed by the Company in connection therewith.  The security is a convertible note (as of date of closing) bearing interest at the higher of 8% or Prime plus 4%.  The notes have a two year term and are convertible at a 30% discount to the average of the five lowest closing bid prices for the 20 trading days preceding the conversion date, with a $0.05 per share minimum conversion price. The Company will also issue to the investors 18,201,229 warrants exercisable at $0.12 per share with a five year term plus 5,000,000 warrants exercisable at $0.20 per share with a five year term. The notes are secured by a first lien on the assets of the Company and its subsidiaries. On May 10, 2005 and May 12, 2005, the Company raised an additional $500,000 from third parties on identical terms. Of the $500,000 investment, the Company received $335,000 (less commissions), and will issue 6,067,076 warrants exercisable at $0.12 per share with a five year term plus 1,666,667 warrants exercisable at $0.20 per share with a five year term.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Background and Overview

The Company operates businesses which provide products to various aspects of the transportation industry (long haul trucking) which supply innovative products to promote efficiency of operation of motor vehicles, reduce fuel consumption and assist in reducing pollutive emissions from operation of motor vehicles.

EENT’s gas gathering operation and fixed base operator businesses were considered discontinued operations in 2004 and subsequently sold in the first three months of 2005 for $150,000 and $262,500 respectively.

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

On the supply chain issue, in March 2004, Registrant's CEO and CFO traveled with BMZ owner, Freddy Pereira, to meet with the manufacturer of the custom made generator used in the AXP 1000. The meetings proved successful in allowing Registrant to conduct sufficient due diligence to be comfortable that the manufacturer will be able to meet Registrant's increasing product need. Also, EENT looked to replace its unreliable third party air conditioners which had a 30% - 40% failure rate and in mid-2004 put out bids to three companies to supply a replacement specified to EENT’s design. Anchor Manufacturing’s design won. For similar rationale to the acquisition of BMZ on supply chain concerns, EENT purchased Anchor effective as of May 2, 2005. See Note 8 to the attached financial statements for further information

Registrant is exploring opportunities in the private sector to take advantage of quieter technologies; however, sound reduction is proving to be a more difficult task than originally anticipated. It is significant to note that, although noise reduction is an ongoing process, the sound level from the AXP 1000 is still significantly lower than from a truck's main engine or the generator used for cooling by reefers (refrigerated truck trailers).

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2005, the Company had net sales of $162,145. The delays in production of the AXP 1000 product continued as EENT moved into the new facility being leased from Fernando A. Pereira in Pompano Beach, Florida. Production continued to be sluggish until the new facility was complete and EENT was able to move assembly operations there, which occurred late in the fourth quarter of 2004, with most BMZ sales deriving from non AXP business. AXP production commenced in early 2005 with consistent production to commence in the second quarter of 2005. Revenue of $22,397 from operations of its Wind Dancer Aviation Services, Inc. subsidiary has been excluded from net sales and recorded as discontinued operations for the quarter ended March 31, 2005.

The Company had a net loss from continuing operations of $1,970,413 for the quarter ended March 31, 2004 and of $854,712 for the quarter ended March 31, 2005. The Company had a net loss of $64,547 for discontinued operations for the quarter ended March 31, 2004 and a profit of $148,967 for the quarter ended March 31, 2005. The marked decrease in net loss is based primarily on a reduction in stock-based compensation during the first quarter of 2005. The profit for the three months ended March 31, 2005 from discontinued operations include a gain of approximately $176,000 from the sale of discontinued assets.

Selling, general and administrative expenses at March 31, 2004 and March 31, 2005 were $267,002 and $675,078 respectively. The increase in selling, general and administrative expenses is based primarily upon increases in overhead costs due to increases in staff and equipment as the Company commences production of its products.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $12,868, which was the balance of proceeds raised in several private Section 4(2) stock sales and sales of product.

Registrant believes that its existing cash balance and future operating cash flows may not be sufficient for near term operating needs unless it is able to quickly and consistently expand its operations, and it is exploring various opportunities to raise additional capital. On April 27, 2005, the Company entered into Convertible Note Financing with Longview Fund, L.P., Longview Equity Fund, L.P. and Longview International Equity Fund, L.P. pursuant to which the investors are to invest a total of $1,500,000 in the Company: $1,000,000 at closing (April 27. 2005, received gross of commissions) and $500,000 within 5 days after effectiveness of the registration statement to be filed by the Company in connection therewith.  The security is a convertible note (as of date of closing) bearing interest at the higher of 8% or Prime plus 4%.  The notes have a two year term and are convertible at a 30% discount to the average of the five lowest closing bid prices for the 20 trading days preceding the conversion date, with a $0.05 per share minimum conversion price. The Company will also issue to the investors 18,201,229 warrants exercisable at $0.12 per share with a five year term plus 5,000,000 warrants exercisable at $0.20 per share with a five year term. The notes are secured by a first lien on the assets of the Company and its subsidiaries. On May 10, 2005 and May 12, 2005, the Company raised an additional $500,000 from third parties on identical terms. Of the $500,000 investment, the Company received $335,000 (less commissions), and will issue 6,067,076 warrants exercisable at $0.12 per share with a five year term plus 1,666,667 warrants exercisable at $0.20 per share with a five year term.

The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its business operations.

Our independent auditors have noted in their report on our 2004 financial statements that there are existing uncertain conditions including the net loss the Company incurred in the amount of $5,849,366 during the year ended December 31, 2004 and the working capital deficiency of $247,533 that existed at the balance sheet date. These conditions raise substantial doubt as to our ability to continue as a going concern. During the first quarter of 2005, the Company incurred a net loss of $705,745. As of March 31, 2005, the Company had a working capital deficit of $909,152. Theses conditions raise substantial doubt as to our ability to continue as a going concern.

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

Based on their evaluation of the Company's disclosure controls and procedures which took place as of the filing of this report, the Chief Executive Officer and the Chief Financial Officer believe that these procedures are ineffective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

Internal Controls

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

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

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relates to the December 31, 2004 financial close process and absence of appropriate reviews and approvals of transactions and accounting entries. Certain adjustments were identified in the annual audit process, related to the recording of stock-based compensation, exercise of warrants, asset acquisition, inventory, deferred debt and beneficial conversion feature on convertible debentures, amortization of deferred debt and beneficial conversion features, conversion of convertible debentures and discontinued operations. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004. It was subsequently determined that these reported conditions and material weaknesses also existed as of March 31, 2005.

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit and this Form 10-QSB for the three months ended March 31, 2005. As a result, we are confident that our financial statements for the year ended December 31, 2004 and this Form 10-QSB for the three months ended March 31., 2005 fairly present, in all material respects, our financial condition and results of operations.

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

Item 2. Changes in Securities.

During the three months ended March 31, 2005, the Company issued an aggregate of 390,000 shares of common stock valued at $24,000 to four investors in connection with a private placement.

During the three months ended March 31, 2005, the Company issued an aggregate of 25,000 shares of common stock valued at $3,000 to an employee for services provided.

On March 16, 2005, the Company issued 172,500 shares of common stock to an investor pursuant to an anti-dilution agreement.

On March 23, 2005, the Company issued 275,000 shares of common stock valued at $27,500 to a consultant for services provided.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K and 8-K/A.

(a)	Exhibit Number	Description
	31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Item #	Description
	1.01	Entry into a Material Definitive Agreement filed February 10, 2005
	8.01	Other Events filed February 10, 2005
	9.01	Financial Statements and Exhibits filed February 10, 2005
	8.01	Other Events filed February 22, 2005
	9.01	Financial Statements and Exhibits filed February 22, 2005
	1.01	Entry into a Material Definitive Agreement filed February 24, 2005
	8.01	Other Events filed February 24, 2005
	8.01	Other Events filed March 9, 2005
	9.01	Financial Statements and Exhibits filed March 9, 2005
	7.01	Regulation FD Disclosure filed March 10, 2005
	1.01	Entry into a Material Definitive Agreement filed March 22, 2005
	8.01	Other Events filed March 22, 2005
	9.01	Financial Statements and Exhibits filed March 22, 2005
	1.01	Entry into a Material Definitive Agreement filed May 3, 2005
	1.01	Entry into a Material Definitive Agreement filed May 9, 2005
	8.01	Other Events filed May 9, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 16, 2005	/s/ Willard G. McAndrew, III
Energy & Engine Technology Corporation

Date:	May 16, 2005	/s/ Willard G. McAndrew, III
Willard G. McAndrew, III

Date:	May 16, 2005	/s/ Roger N. Wurtele
Roger N. Wurtele

*Print the name and title of each signing officer under his signature.