Form 10QSB
period 2005-06-30
ENERGY & ENGINE TECHNOLOGY CORP
filed 2005-08-15
CIK 1121811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Company filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 127,647,500 (as of August 11, 2005).

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table of Contents

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2005

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$337,017
Accounts receivable	119,463
Inventories	988,831
Prepaid expenses and other current assets	497,327
Total Current Assets	1,942,638

PROPERTY AND EQUIPMENT, Net	308,399

OTHER ASSETS

Intangible assets, net	926,771
Goodwill	376,586
Total Other Assets	1,303,357
TOTAL ASSETS	$3,554,394

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$938,302
Accrued expenses, officers	313,500
Convertible debentures payable, net of discount of $40,354	408,646
Notes payable, stockholders, net of discount of $31,875	331,125
Purchase money note payable	137,500
Total current liabilities	2,129,073

OTHER LIABILITIES

Convertible debenture payable, net of discount of $1,881,332	118,668
Convertible debenture, stockholders, net of discount of $91,832	8,168
Total other liabilities	126,836
TOTAL LIABILITIES	2,255,909

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 280,000,000 shares authorized and 127,069,244 shares issued and outstanding	127,069
Treasury Stock	(78,000)
Additional paid-in capital	16,274,064
Accumulated Deficit	(15,024,648)
TOTAL STOCKHOLDERS’ EQUITY	1,298,485
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,554,394

See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Six Months Ended June 30, 2005 and 2004

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004
NET SALES	$196,109	$15,495	$358,254	$40,008

COST OF SALES	242,945	17,166	372,256	43,989

GROSS LOSS	(46,836)	(1,671)	(14,002)	(3,981)

OPERATING EXPENSES
Selling, general and administrative expenses (including stock based compensation of $16,760 and $103,125 for the three months ended June 30, 2005 and 2004 and $47,260 and $1,800,640 for the six months ended June 30, 2005 and 2004).	1,021,528	408,151	1,727,106	2,347,965

TOTAL OPERATING EXPENSES	1,021,528	408,151	1,727,106	2,347,965

OPERATING LOSS	(1,068,364)	(409,822)	(1,741,108)	(2,351,946)

OTHER (INCOME) EXPENSE

Interest income	--	(363)	--	(960)
Interest expense	350,335	23,271	532,302	52,157
Loss from disposal of assets	69,533	--	69,533	--

TOTAL OTHER EXPENSE	419,868	22,908	601,835	51,197

Loss from continuing operations	(1,488,232)	(432,730)	(2,342,943)	(2,403,143)

Income (Loss) from discontinued operations	--	(37,586)	148,967	(102,133)

NET LOSS	$(1,488,232)	$(470,316)	$(2,193,976)	$(2,505,276)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Net loss per common share from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Net income (loss) per common share from discontinued operations	--	--	--	--

NET LOSS PER COMMON SHARE:	$(0.01)	$(0.01)	$(0.02)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	125,335,998	104,819,060	123,032,359	96,739,265
See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,342,943)	$(2,403,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,585	3,336
Stock-based compensation	47,260	1,800,640
Amortization of debt discount	372,706	24,808
Loss from disposal of assets	69,533	--
Changes in operating assets and liabilities:
Accounts receivable	(92,507)	(5,440)
Inventory	(116,142)	(98,550)
Prepaid expenses and other current assets	38	(370,113)
Accounts payable and accrued expenses	424,607	(70,502)
Accrued expenses, officers	(45,417)	(106,502)
TOTAL ADJUSTMENTS	663,075	1,177,677
NET CASH USED IN OPERATING ACTIVITIES	(1,679,868)	(1,225,463)

CASH FLOW FROM DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations	148,967	(102,133)
Proceeds from sale of assets	387,500	--
Gain on sale of assets	(176,403)	--
Changes in:
Discontinued assets	--	2,324
Discontinued liabilities	--	(91,439)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	360,064	(191,248)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(26,017)	(34,174)
Cash paid for acquisition	(587,500)	--
NET CASH USED IN INVESTING ACTIVITIES	(613,517)	(34,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of convertible debentures, stockholders	100,000	--
Repayment of notes payable, stockholders	--	(5,000)
Net proceeds from convertible debentures	1,839,412	--
Proceeds from the issuance of common stock, net of offering costs	124,000	1,745,498
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,224,000	1,740,498
NET INCREASE IN CASH AND CASH EQUIVALENTS	290,679	289,613
CASH AND CASH EQUIVALENTS-Beginning	46,338	7,024
CASH AND CASH EQUIVALENTS-Ending	$337,017	$296,637
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$53,096	$3,234

See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30, 2005 and 2004

Non-cash investing and financing activities:

During the period ended June 30, 2005, in connection with the issuance of certain convertible debentures, the Company issued warrants with a fair market value of $1,154,049 and a beneficial conversion feature of $945,951.

During the six months ended June 30, 2005, the Company resold Supplemental Type Certificates and related inventories purchased in September 2003 for a return of 600,000 shares of the Company’s common stock valued at $78,000.
During the period ended June 30, 2005, the Company issued 2,702,703 shares of Common Stock valued at $200,000 and a purchase money note of $137,500 in connection with the acquisition of Anchor (see note 10).

During the period ended June 30, 2005, in connection with the payment of fees to the brokers involved with the issuance of certain convertible debentures, the Company issued warrants with a fair market value of $148,796 and 176,000 shares of common stock valued at $14,080.

See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Description of Business, Going Concern, Management Plans and Basis of Presentation

Financial Statements

The condensed consolidated balance sheet of Energy & Engine Technology Corporation ("EENT" or the "Company") as of June 30, 2005, the related condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and filed with the Commission.

Going Concern and Management Plans

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,193,976 during the six months ended June 30, 2005, resulting in an accumulated deficit of $15,024,648. As of June 30, 2005, the Company also had a working capital deficit of $186,435. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include the raising of cash through the issuance of debt or equity and increasing revenues. On April 27, 2005 and on May 10 and 12, 2005, the Company closed on the initial $1,366,667 of $2,000,000 of financing with several investors, and on June 20 and 22, 2005, closed on the balance of the funding. Proceeds were used to purchase Anchor Manufacturing,  Inc. and for working capital purposes (See Notes 10 and 12). The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Description of Business, Going Concern, Management Plans and Basis of Presentation, continued

The consolidated financial statements include the accounts of EENT and its wholly owned subsidiaries, BMZ Generators Technology, Inc. (“BMZ”) and Anchor Manufacturing, Inc. (“Anchor”) collectively referred to as the “Company.” During the year ended December 2004, the Company’s subsidiaries, Gas Gathering Enterprises, LLC and Wind Dancer Aviation Services, Inc., were deemed to be discontinued operations and both were sold during the three months ended March 31, 2005.

EENT is the developer and marketer of the AXP 1000 auxiliary power generator and Over the Road Comfort System (proprietary split unit HVAC system) for long haul trucks. It also assembles and sells power generators and air conditioners for marine applications.

Consolidation

The consolidated financial statements include the accounts of EENT and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - Summary of Significant Accounting Polices

Revenue Recognition

BMZ Generators Technology, Inc./AXP 1000 Power Generators/Anchor Manufacturing, Inc.

Revenue is recognized at the time the generator or air conditioner is delivered to the dealer or customer.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Inventories

Inventories consist of parts and materials and engines/generators/air conditioners and are valued at the lower of cost or market, cost is being determined using the first in/first out basis.

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

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - Summary of Significant Accounting Polices, continued

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the six months ended June 30, 2005 and 2004 were $141,235 and $7,619 respectively, and are included in selling, general and administrative expenses.

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

Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents have been excluded from the weighted average shares for the six months ended June 30, 2005 and 2004, as inclusion is anti-dilutive. Potentially dilutive securities (warrants) of 73,251,806 and 12,045,000 are outstanding at June 30, 2005 and 2004, respectively.

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

NOTE 3 - Note Payable Stockholders

As of June 30, 2005, the Company is in default of the terms on an outstanding note payable with one of its stockholders. The note was due on January 7, 2004 with principal balance due of $20,000 and accrued interest of $8,213.

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

On February 10, 2005, the Company entered into a Consulting Agreement with an independent contractor. The terms of the agreement is for one year with the Company making monthly payments of $5,500. Based on the agreement, the Company is also required to issue 275,000 shares of common stock quarterly during the terms of the agreement. On March 23, 2005, in connection with this agreement, the Company issued 275,000 shares of common stock valued at $27,500. The contract was terminated in April 2005.

On March 16, 2005, the Company issued 172,500 shares of common stock to an investor pursuant to an anti-dilution agreement.

During the three months ended June 30, 2005, the Company issued an aggregate of 2,000,000 shares of common stock valued at $100,000 to one investor in connection with a private placement.

During the three months ended June 30, 2005, the Company issued an aggregate of 118,000 shares of common stock valued at $4,760 to employees for services provided.

During the three months ended June 30, 2005, the Company issued an aggregate of 276,000 shares of common stock valued at $6,080 to consultants for services provided.

During the three months ended June 30, 2005, the Company issued 581,500 shares of common stock to an investor pursuant to an anti-dilution agreement.

During the three months ended June 30, 2005, the Company issued 2,702,703 shares of common stock valued at $200,000 for the acquisition of assets of Anchor Manufacturing. (See Note 10).

NOTE 5 - Warrants

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance - January 1, 2005	18,398,974	$0.27
Warrants issued during the period	56,187,832	$0.14
Warrants expired during the period	(1,335,000)	$0.14
Warrants exercised during the period	--
Balance - June 30, 2005 (all exercisable)	73,251,806	$0.17

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

The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). This statement amended SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees.” As required under SFAS No. 148, the fair value-based method had been applied to all awards. There were 525,000 stock warrants issued to employees and directors during the six months ended June 30, 2005 and none issued to employees during the six months ended June 30, 2004.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net loss - as reported	$(1,488,232)	$(470,316)	$(2,193,976)	$(2,505,276)

Stock-based employee compensation cost determined under fair value method, net of tax effects	(11,652)	(2,250,000)	(11,652)	(2,250,000)

Net loss - pro forma	$(1,499,884)	$(2,720,316)	$(2,205,628)	$(4,755,276)

Loss per share:

Basic and diluted loss per share: Net loss - as reported	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Net loss - pro forma	$(0.01)	$(0.03)	$(0.02)	$(0.05)

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 6 - Stock-Based Compensation, continued

The Black-Scholes option valuation model was used to estimate the fair value of the warrants granted during the six months ended June 30, 2005 and 2004. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

2005 Assumptions:

Assumptions: Risk-free interest rate	3.71% - 4.51%

Dividend	0.00%

Expected life in years	5.0

Expected volatility	59.26%

2004 Assumptions:

Assumptions: Risk-free interest rate	3.96%

Dividend	0.00%

Expected life in years	5.0

Expected volatility	124%

NOTE 7 - Segment Reporting

Summarized financial information concerning the Company's reportable segments are shown in the following tables.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 7 - Segment Reporting, continued

	BMZ/AXP 1000	Anchor	General Corporation	Total

For the six months ended June 30, 2005:

Revenue	$227,874	$130,380	$--	$358,254

Operating Loss	$(586,753)	$(75,179)	$(1,079,176)	$(1,741,108)

Net Loss from Continuing Operations	$(587,191)	$(76,112)	$(1,679,640)	$(2,342,943)

Capital Expenditures	$15,564	$--	$10,453	$26,017

Total identifiable assets at June 30, 2005	$774,083	$1,103,630	$1,676,681	$3,554,394

	BMZ/AXP 1000	Anchor	General Corporation	Total

For the six Months Ended June 30, 2004:

Revenue	$40,008	--	--	$40,008

Operating Loss	(78,955)	--	$(2,272,991)	$(2,351,946)

Net Loss from Continuing Operations	(78,955)	--	$(2,324,188)	$(2,403,143)

Capital Expenditures	--	--	$34,174	$34,174

Total Identifiable Assets	$1,418,925	--	$846,238	$2,265,163

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 7 - Segment Reporting, continued

	BMZ/AXP 1000	Anchor	General Corporation	Total

For the Three Months Ended June 30, 2005

Revenue	$65,729	$130,380	$--	$196,109

Operating Loss	$(393,858)	$(75,179)	$(599,327)	$(1,068,364)

Net Loss from Continuing Operations	$(394,296)	$(76,112)	$(1,017,824)	$(1,488,232)

Capital Expenditures	$8,803	$--	$10,453	$19,256

	BMZ/AXP 1000	Anchor	General Corporation	Total

For the Three Months Ended June 30, 2004

Revenue	$15,495	--	--	$15,495

Operating Loss	(24,398)	--	$(385,424)	$(409,822)

Net Loss from Continuing Operations	(24,399)	--	$(408,331)	$(432,730)

Capital Expenditures	--	--	$8,053	$8,053

Note that the Segment Reporting does not include information for business segments which are deemed “Discontinued Operations” (see Note 9 to these Financial Statements) pursuant to the pronouncements set forth in Financial Accounting Standards Board No. 131.

NOTE 8 - Other Items

Related Party Transactions

The Company leases its Pompano Beach, Florida manufacturing facility from Freddy Pereira, an employee of its subsidiary, BMZ Generators Technology, Inc. Rent expense relating to this lease for the six months ended June 30, 2005 and 2004 was $59,456 and $0, respectively.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 8 - Other Items, continued

The Company leases its Tampa, Florida facility from Anchor Manufacturing, Inc. One of the principals of Anchor Manufacturing, Inc., Manuel (Skip) Vaccaro, is also an employee of Anchor Manufacturing, Inc., a subsidiary of EENT. Rent expense relating to this lease for the six months ended June 30, 2005 and 2004 was $15,211 and $0, respectively.

Authorized Shares

On March 31, 2005, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase their authorized shares of common stock to 280,000,000.

Other Events

During the three months ended March 31, 2005, the Company resold Supplemental Type Certificates and related inventories purchased in September 2003 for a return of 600,000 shares of the Company’s common stock valued at $78,000.

Legal Proceedings

On October 28, 2003, the Company was served with a complaint by 600 Racing, Inc. The complaint alleges that EENT is liable on a $150,000 judgment issued against Millennium Fuels USA, LLC (“MFUSA”), an unrelated entity, of which Will McAndrew and Roger Wurtele, the Company's CEO and CFO, respectively, were the Managers. The complaint alleges that the Company engaged in a joint enterprise with MFUSA and integrated resources with MFUSA and is thus liable on an “alter ego” theory. In October 2004, the case was removed to the U.S. Bankruptcy Court for the Northern District of Texas, as part of the pending bankruptcy of MFUSA. The debtor has proposed a Plan of Reorganization supported by the U.S. Trustee, for settlement by EENT of the litigation for $15,000, which is accrued for and included in accrued expenses as of June 30, 2005.

NOTE 9 - Discontinued Operations

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

The results of discontinued operations for the six months ended June 30, 2005 and 2004 are:

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 9 - Discontinued Operations, continued

	6/30/05	6/30/04
Net revenue	$22,397	$180,578
Costs of revenues	$(10,964)	$(80,558)
Operating expense	$(38,869)	$(186,543)
Other Income	--	$601
Gain on Sale of Assets	$176,403	--
Net Gain (Loss)	$148,967	$(85,922)

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

The results of discontinued operations for the six months ended June 30, 2005 and 2004 are:

	6/30/05	6/30/04
Net revenue	-	$244
Costs of revenues	-	$--
Operating expense	-	$(16,455)
Other (expense)	-	$--
Net Loss	-	$(16,211)

NOTE 10 - Acquisition

On May 3, 2005, effective as of May 1, 2005, EENT closed on its acquisition of the assets of Anchor Manufacturing, Inc.’s Anchor Manufacturing, Inc. business. The $950,000 purchase price was paid as follows: $200,000 in Common Stock (2,702,703 shares), $587,500 in cash, $25,000 in price reduction for assumption of warranty claims and $137,500 in a purchase money note due on the earlier of (i) 5 business days after the receipt by EENT of proceeds from the second tranche of financing to be received from Longview Equity Fund after effectiveness of a registration statement to be filed in conjunction with EENT’s April 27, 2005 financing, and (ii) July 3, 2006, which has been extended (See Note 13).

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 10 - Acquisition, continued

Total Consideration:

Cash	$587,500
Restricted Common Stock (2,702,703 shares)	200,000
Assumption of Warranty Claims	25,000
Purchase Money Note	137,500

Total Consideration	$950,000

The purchase price was allocated as follows:

Anchor Assets:

Inventory, net	$315,000
Property and Equipment	123,737
Customer List	255,632
Trade name	25,563
Goodwill	230,068

Total Consideration	$950,000

The value of the customer list and trade name have been estimated based on relevant information available to management and is subject to change based on the Company obtaining an outside appraisal and valuation. Management estimates the useful life of these assets to be four years.

The following table of pro forma unaudited information gives effect to the acquisitions of the assets from Anchor as if such acquisition had occurred at the beginning of the periods shown.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$196,109	$264,083	$570,219	$502,171
Net Loss	$(1,488,232)	$(454,769)	$(2,223,106)	$(2,443,544)
Net Loss Per Share	$(0.01)	(0.00)	$(0.02)	$(0.03)

NOTE 11 - Employment and Director Compensation Agreements

Employment Agreements

As of April 8, 2005, the Company entered into five year employment contracts with each of the CEO, CFO, and General Counsel with salaries of $260,000, $230,000 and $200,000, respectively, with each entitled to receive 25,000 warrants per month, with exercise prices at market price on the date of issuance. Each executive is entitled to certain benefits, such as severance pay, upon a “not for cause termination”. Pursuant to the Employment Agreements, each executive was granted 75,000 warrants for the three months ended June 30, 2005 (with an exercise price of $.10 per share for the aggregate 75,000 April warrants and $.07 per share for the aggregate 150,000 May and June warrants).

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 11 - Employment and Director Compensation Agreements, continued

Director Compensation Agreement

As of May 12, 2005, Stanley A. Hirschman was installed as an Independent Director. Mr. Hirschman is paid $2,000 per month for his service, and received a warrant to purchase 300,000 shares of stock at $.076 per share, with 25,000 warrants vesting for each month of service for the first year.

NOTE 12 - Note Financings

Convertible Debentures Payable

On April 27, 2005, the Company entered into Convertible Note Financing with Longview Fund, L.P., Longview Equity Fund, L.P. and Longview International Equity Fund, L.P. pursuant to which the investors were to invest a total of $1,500,000 in the Company: $1,000,000 at closing (April 27, 2005, received gross of commissions) and $500,000 within 5 days after effectiveness of the registration statement to be filed by the Company in connection therewith.  The security is a convertible note bearing interest at the higher of 8% or Prime plus 4%.  The notes have a two year term with principal and accrued interest due at maturity and are convertible at a 30% discount to the average of the five lowest closing bid prices for the 20 trading days preceding the conversion date, with a $0.05 per share minimum conversion price. The Company issued to the investors 19,201,229 Class A warrants exercisable at $0.12 per share with a five-year term plus 5,000,000 Class B warrants exercisable at $0.20 per share with a five-year term. The notes are secured by a first lien on the assets of the Company and its subsidiaries. On May 10, 2005 and May 12, 2005, the Company raised an additional $500,000 from third parties on identical terms (investment to be made pro rata 2/3 at initial closing and 1/3 upon Registration Statement effectiveness). Of the $500,000 investment (investment to be made pro rata 2/3 at initial closing and 1/3 upon Registration Statement effectiveness), the Company received $334,667 (less commissions), and issued 6,426,017 Class A warrants plus 1,666,667 Class B warrants.

On June 20 and June 22, 2005, the remaining balance of the $665,333 (less commissions) was received; and 12,775,211 Class A warrants and 3,326,668 Class B warrants were issued in connection therewith. An additional 1,333,333 Class C warrants were issued to the investors as the Amendment to Form 8-K, with the audited financials for the Anchor Acquisition was filed on July 15, 2005, instead of on July 6, 2005, per agreement (See Note 13).

Accrued interest under the Debentures may be paid in cash or Common Stock. In the event of an uncured default, as defined, or a non-permitted sale of securities, the holders of the Debentures may convert at 65% of Market Price.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - Note Financings, continued

The gross proceeds of the $2,000,000 in April-June of 2005 were allocated 45% or $900,907 to the debentures and 55% or $1,099,093 to the Warrants. As a result of such allocation and conversion terms of the aforementioned debt, the Company recorded an aggregate debt discount and beneficial conversion feature for the total amount of the debt principal of $2,000,000. Interest expense for the three and six months ended June 30, 2005 includes amortization of $118,668 of the deferred debt discount and the beneficial conversion feature on the convertible notes and the warrants as required by EITF 98-05 and 00-27. In connection with this private placement, the Company incurred loan costs of $323,464 which are included in other assets. The loan cost is amortized over the life of the loan and amortization expense of $22,728 for the period ended June 30, 2005 is included in interest expense.

Other Notes

On each of April 13, 2005 and May 20, 2005, an investor purchased two $50,000 notes from the Company. These notes are convertible into Common Stock of the Company at $0.05 per share, have a two-year term and bear interest at the higher of 8% and prime plus 4%.

In connection with each Note issuance, the investor was issued 960,062 Series A warrants with a exercise price of $0.12 per share (five year term) and 250,000 Series B warrants with a exercise price of $0.20 per share (five year term).

The gross proceeds of the $100,000 in April-May of 2005 were allocated 45% or $45,044 to the debentures and 55% or $54,956 to the Warrants. As a result of such allocation and conversion terms of the aforementioned debt, the Company recorded an aggregate debt discount and beneficial feature for the total amount of the debt principal of $100,000. Interest expense for the three and six months ended June 30, 2005 includes amortization of $8,330 of the deferred debt discount and the beneficial conversion feature on the convertible notes and the warrants as required by EITF 98-05 and 00-27.

NOTE 13 - Subsequent Events

Issuance of Common Stock

From July 1, 2005 through August 10, 2005, the Company issued an aggregate of 578,256 shares of common stock valued at $28,910 to investors in connection with conversions of convertible debentures.

Warrants

From July 1, 2005 through August 10, 2005, the Company issued an aggregate of 1,358,333 warrants with a value of $58,734 as follows:

1,333,333 of the Warrants are Class C warrants issued as penalty to the investors in the Convertible Note Financing in Note 12, and

25,000 was the warrants issued to an employee of BMZ Generators Technology, Inc.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - Subsequent Events, continued

Convertible Debenture Payable

The remaining balance of approximately $450,000 from the July 2004 convertible debenture financing was due on July 29, 2005. Management expects to resolve the outstanding issues and secure the longer term extension by early September 2005.

Repayment of the Remaining Balance of the Purchase Money Note with Anchor Manufacturing, Inc.

The $137,500 principal amount purchase money note was initially scheduled for repayment from the second closing of funding from Longview Fund et al. The Company is currently negotiating an extension and plans to pay the entire balance no later than September 15, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Background and Overview

The Company operates businesses which provide products to various aspects of the transportation industry (long haul trucking). The innovative products promote efficiency of operation of motor vehicles, reduce fuel consumption and assist in reducing pollutive emissions from operation of motor vehicles.

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

Given these small profit margins and the January 2004 federal mandates requiring 10 hours of rest for every 11 hours driven (combined with the state and local anti idling laws), there is a need for solutions which can achieve the combined goals of: utilizing all means possible to take measures to increase profit margin and compliance with the increased and more enforced federal and state legislation affecting long haul trucks. Solutions to be used must combine these two goals. Hence, the increasing popularity of auxiliary power units (“APUs”); other alternatives, such as truck stop electrification, exist, but require large capital expenditures and are thus less likely to become prevalent.

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

The biggest overall challenge is coordinating production/supply chain and sales. EENT has purchased BMZ Generators, its contract assembly facility, which in its current space can assemble 30 - 50 generators per month. BMZ's owner, Freddy Pereira (a related party), had purchased a large facility in Pompano Beach, Florida, which has been built out. EENT moved into its space and was able to receive power and communications during the fourth quarter of 2004. EENT is leasing space from Pereira and expects initial assembly volume to be close to 100 units per month at some point during the fourth quarter of 2005. By purchasing BMZ, EENT has direct access to its generator manufacturer, thus controlling supply.

On the supply chain issue, in March 2004, The Company's CEO and CFO traveled with BMZ owner, Freddy Pereira, to meet with the manufacturer of the custom made generator used in the AXP 1000. The meetings proved successful in allowing The Company to conduct sufficient due diligence to be comfortable that the manufacturer will be able to meet The Company's increasing product need. Also, EENT looked to replace its unreliable third party air conditioners which had a 30% - 40% failure rate and in mid-2004 put out bids to three companies to supply a replacement specified to EENT’s design. Anchor Manufacturing, Inc.’s design won. For similar rationale to the acquisition of BMZ on supply chain concerns, EENT purchased Anchor effective as of May 2, 2005. See Note 10 to the attached financial statements for further information on the Anchor acquisition.

The Company is exploring opportunities in the private sector to take advantage of quieter technologies; however, sound reduction is proving to be a more difficult task than originally anticipated. It is significant to note that, although noise reduction is an ongoing process, the sound level from the AXP 1000 is still significantly lower than from a truck's main engine or the generator used for cooling by reefers (refrigerated truck trailers).

Additional 2005 Goals:

Management has, in addition to product specific goals, undertaken to use its reasonable best efforts to accomplish the following in 2005:

«	Preparation for listing on a U.S. regulated exchange and effectuating that listing, depending on ability to meet listing criteria, in late 2005 or early 2006.

«	Implementation of further internal controls and policies and procedures to continue to self manage the growth of The Company's business and personnel as the business expands.

«	Shift from reliance of use of outside consultants for support services (such as investor relations) to self-reliance for such services through the use of internal resources and personnel.

«	Further development of new products such as the AXP InfiniGen, still in prototype stage.

«	Identification of new markets for products and long range business planning for all business units.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2004, the Company had net sales of $15,495 and for the three months ended June 30, 2005, the Company had net sales of $196,109. For the six months ended June 30, 2004, the Company had net sales of $40,008, and for the six months ended June 30, 2005, the Company had net sales of $358,254. Production continued to be sluggish until the Company’s new facility was complete and EENT was able to move assembly operations there, which occurred late in the fourth quarter of 2004, with most BMZ sales deriving from non AXP business. AXP production commenced in early 2005 with consistent production commencing in the second quarter of 2005. The Company generated revenue of $130,379 during the six months ended June 30, 2005 from Anchor Manufacturing, Inc.

The Company had a net loss from continuing operations of $432,730 for the three months ended June 30. 2004 and $1,488,232 for the three months ended June 30, 2005. The Company had a net loss from continuing operations of $2,403,140 for the six months ended June 30, 2004 and of $2,342,943 for the six months ended June 30, 2005. The Company had a net loss from discontinued operations of $37,586 for the three months ended June 30, 2004 and $0 for the three months ended June 30, 2005. The Company had a profit for discontinued operations of $148,967 for the six months ended June 30, 2005 and a net loss of $102,136 for discontinued operations for the six months ended June 30, 2004. The decrease in net loss is based primarily on a reduction in stock-based compensation during the first six months of 2005. The profit for the six months ended June 30, 2005 from discontinued operations include a gain of approximately $176,000 from the sale of discontinued assets.

Selling, general and administrative expenses at June 30, 2004 and June 30, 2005 were $572,025 and $1,679,846 respectively. The increase in selling, general and administrative expenses is based primarily upon increases in overhead costs due to increases in staff and equipment as the Company commences production of its products and expansion through its Anchor Manufacturing, Inc. and Dallas installation facility expansions.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, The Company's primary sources of liquidity included cash and cash equivalents in the amount of $337,017, which was the balance of proceeds raised through the issuance of several convertible debentures.

The Company believes that its existing cash balance and future operating cash flows may not be sufficient for near term operating needs unless it is able to quickly and consistently expand its operations, and it is exploring various opportunities to raise additional capital. On April 27, 2005, the Company entered into Convertible Note Financing with Longview Fund, L.P., Longview Equity Fund, L.P. and Longview International Equity Fund, L.P. pursuant to which the investors were to invest a total of $1,500,000 in the Company: $1,000,000 at closing (April 27, 2005, received gross of commissions) and $500,000 within 5 days after effectiveness of the registration statement to be filed by the Company in connection therewith.  The security is a convertible note (as of date of closing) bearing interest at the higher of 8% or Prime plus 4%.  The notes have a two year term with principal and accrued interest due at maturity and are convertible at a 30% discount to the average of the five lowest closing bid prices for the 20 trading days preceding the conversion date, with a $0.05 per share minimum conversion price. The Company issued to the investors 19,201,229 Class A warrants exercisable at $0.12 per share with a five year term plus 5,000,000 Class B warrants exercisable at $0.20 per share with a five year term. The notes are secured by a first lien on the assets of the Company and its subsidiaries. On May 10, 2005 and May 12, 2005, the Company raised an additional $500,000 from third parties on identical terms (investment to be made pro rata 2/3 at initial closing and 1/3 upon Registration Statement effectiveness). Of the $500,000 investment (investment to be made pro rata 2/3 at initial closing and 1/3 upon Registration Statement effectiveness), the Company received $334,667 (less commissions), and issued 6,426,017 Class A warrants plus 1,666,667 Class B warrants.

On June 20 and June 22, 2005, the remaining balance of the $665,333 (less commissions) was received; and 12,775,211 Class A warrants and 3,326,668 Class B warrants were issued in connection therewith. An additional 1,333,333 Class C warrants were issued to the investors as penalty.

Accrued interest under the Debentures may be paid in cash or Common Stock. In the event of an uncured default, as defined, or a non-permitted sale of securities, the holders of the Debentures may convert at 65% of Market Price.

The gross proceeds of the $2,000,000 in April-June of 2005 were allocated 45% or $900,907 to the debentures and 55% or $1,099,093 to the Warrants. As a result of such allocation and conversion terms of the aforementioned debt, the Company recorded an aggregate debt discount and beneficial feature for the total amount of the debt principal of 2,000,000. Interest expense for the three and six months ended June 30, 2005 includes amortization of $118,668 of the deferred debt discount and the beneficial conversion feature on the convertible notes and the warrants as required by EITF 98-05 and 00-27. In connection with this private placement, the Company incurred loan cost of $323,464 which is included in other assets. The loan cost is amortized over the life of the loan and amortization expense of $22,728 for the period ended June 30, 2005 is included in interest expense.

On each of April 13, 2005 and May 20, 2005, an investor purchased two $50,000 notes from the Company. These notes are convertible into Common Stock of the Company at $0.05 per share, have a two year term and bear interest at the higher of 8% and prime plus 4%.

In connection with each Note issuance, the investor was issued 960,062 warrants with a exercise price of $0.12 per share and 250,000 warrants with a exercise price of $0.20 per share.

The gross proceeds of the $100,000 in April-May of 2005 were allocated 45% or $45.044 to the debentures and 55% or $54,956 to the Warrants. As a result of such allocation and conversion terms of the aforementioned debt, the Company recorded an aggregate debt discount and beneficial feature for the total amount of the debt principal of $100,000. Interest expense for the three and six months ended June 30, 2005 includes amortization of $8,330 of the deferred debt discount and the beneficial conversion feature on the convertible notes and the warrants as required by EITF 98-05 and 00-27.

With regard to known trends and events reasonably expected to have a material impact on net sales and revenues, The Company strongly believes that the heightened interest in idling alternatives should provide a stronger demand for the AXP 1000 device. EENT is currently working on alternatives to lower the noise level and is making steady progress to the point where the AXP 1000 is as quiet as some water cooled units. Also, the Company does not believe it will be faced with the same delays it experienced in 2004, which were largely caused by the BMZ acquisition and moving into its new Pompano Beach, Florida facility.

Major uncertainties could include market acceptance and inventory supply, although the market currently shows good response to our product, and we have been able to secure adequate supply of inventory for the foreseeable future. The other major uncertainty is the extent to whether new technology will appear that will make the small generator/engine genset used by EENT obsolete. Given the potential development of other power generator technologies, there may be a limited window of 5 - 10 years for EENT's technology as currently configured. Therefore, EENT, in addition to gearing up for current production, is looking into commencing a research and development project for its next generation products, which is envisioned to be a part of the AXP 1000 business unit, with project specific funding, to be determined in the future as the details of such research and development products come to fruition. The Company is also in the process of developing its next generation engine driven genset, to replace the currently used engine, and the AXP InfiniGen. This is an intermediate step to be taken before putting an alternative fuel generation source into commercial production.

Another guard against obsolescence is looking for new markets for BMZ generators. Therefore, The Company will commence exploration of marketing and sales for the generator products in other likely industries, most notably marine, aviation and military.

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

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes other than adding additional personnel in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relates to the December 31, 2004 financial close process and absence of appropriate reviews and approvals of transactions and accounting entries. Certain adjustments were identified in the annual audit process, related to the recording of stock-based compensation, exercise of warrants, asset acquisition, inventory, deferred debt and beneficial conversion feature on convertible debentures, amortization of deferred debt and beneficial conversion features, conversion of convertible debentures and discontinued operations. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004. It was subsequently determined that these reported conditions and material weaknesses also existed as of June 30, 2005.

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit and this Form 10-QSB for the three and six months ended June 30, 2005. As a result, we are confident that our financial statements for the year ended December 31, 2004 and this Form 10-QSB for the three months and six ended June 30, 2005 fairly present, in all material respects, our financial condition and results of operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

600 Racing, Inc. v. EENT et. al.

On October 28, 2003, the Company was served with a complaint by 600 Racing, Inc. The complaint alleges that EENT is liable on a $150,000 judgment issued against Millennium Fuels USA, LLC (“MFUSA”), an unrelated entity, of which Will McAndrew and Roger Wurtele, the Company's CEO and CFO, respectively, were the Managers. The complaint alleges that the Company engaged in a joint enterprise with MFUSA and integrated resources with MFUSA and is thus liable on an “alter ego” theory. In October 2004, the case was removed to the U.S. Bankruptcy Court for the Northern District of Texas, as part of the pending bankruptcy of MFUSA. The debtor has proposed a Plan of Reorganization supported by the U.S. Trustee, for settlement by EENT of the litigation for $15,000, which is accrued for and included in accrued expenses of July 30, 2005.

Item 2. Changes in Securities.

During the three months ended June 30, 2005, the Company issued an aggregate of 2,000,000 shares of common stock valued at $100,000 to one investor in connection with a private placement.

During the three months ended June 30, 2005, the Company issued an aggregate of 118,000 shares of common stock valued at $4760 to employees for services provided.

During the three months ended June 30, 2005, the Company issued an aggregate of 276,000 shares of common stock valued at $6080 to consultants for services provided.

During the three months ended June 30, 2005, the Company issued 581,500 shares of common stock to an investor pursuant to an anti-dilution agreement.

During the three months ended June 30, 2005, the Company issued 2,702,703 shares of common stock valued at $200,000 to a seller in connection with an acquisition agreement.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K and 8-K/A.

(a)	Exhibit Number	Description
	31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Item #	Description
	1.01	Entry into a Material Definitive Agreement filed February 10, 2005
	8.01	Other Events filed February 10, 2005
	9.01	Financial Statements and Exhibits filed February 10, 2005
	8.01	Other Events filed February 22, 2005
	9.01	Financial Statements and Exhibits filed February 22, 2005
	1.01	Entry into a Material Definitive Agreement filed February 24, 2005
	8.01	Other Events filed February 24, 2005
	8.01	Other Events filed March 9, 2005
	9.01	Financial Statements and Exhibits filed March 9, 2005
	7.01	Regulation FD Disclosure filed March 10, 2005
	1.01	Entry into a Material Definitive Agreement filed March 22, 2005
	8.01	Other Events filed March 22, 2005
	9.01	Financial Statements and Exhibits filed March 22, 2005
	1.01	Entry into a Material Definitive Agreement filed May 3, 2005
	1.01	Entry into a Material Definitive Agreement filed May 9, 2005
	8.01	Other Events filed May 9, 2005
	8.01	Other Events filed June 23, 2005
	9.01	Financial Statements and Exhibits filed July 15, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 15, 2005	/s/ Willard G. McAndrew, III
Energy & Engine Technology Corporation

Date:	August 15, 2005	/s/ Willard G. McAndrew, III
Willard G. McAndrew, III
CEO and President

Date:	August 15, 2005	/s/ Roger N. Wurtele
Roger N. Wurtele
CFO and Chief Accounting Officer

*Print the name and title of each signing officer under his signature.