Form 10QSB/A
period 2005-06-30
ENERGY & ENGINE TECHNOLOGY CORP
filed 2005-09-27
CIK 1121811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB / Amendment No. 1

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
See accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,342,943)	$(2,403,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,585	3,336
Stock-based compensation	47,260	1,800,640
Amortization of debt discount	372,706	24,808
Loss from disposal of assets	69,533	--
Changes in operating assets and liabilities:
Accounts receivable	(92,507)	(5,440)
Inventory	(116,142)	(98,550)
Prepaid expenses and other current assets	38	(370,113)
Accounts payable and accrued expenses	424,607	(70,502)
Accrued expenses, officers	(45,417)	(106,502)
TOTAL ADJUSTMENTS	823,663	1,177,677
NET CASH USED IN OPERATING ACTIVITIES	(1,519,280)	(1,225,463)

CASH FLOW FROM DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations	148,967	(102,133)
Proceeds from sale of assets	387,500	--
Gain on sale of assets	(176,403)	--
Changes in:
Discontinued assets	--	2,324
Discontinued liabilities	--	(91,439)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	360,064	(191,248)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment	(26,017)	(34,174)
Cash paid for acquisition	(587,500)	--
NET CASH USED IN INVESTING ACTIVITIES	(613,517)	(34,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of convertible debentures, stockholders	100,000	--
Repayment of notes payable, stockholders	--	(5,000)
Net proceeds from convertible debentures	1,839,412	--
Proceeds from the issuance of common stock, net of offering costs	124,000	1,745,498
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,063,412	1,740,498
NET INCREASE IN CASH AND CASH EQUIVALENTS	290,679	289,613
CASH AND CASH EQUIVALENTS-Beginning	46,338	7,024
CASH AND CASH EQUIVALENTS-Ending	$337,017	$296,637
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$53,096	$3,234

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

NOTE 5 - Warrants

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance - January 1, 2005	18,398,974	$0.27
Warrants issued during the period	59,187,832	$0.14
Warrants expired during the period	(1,335,000)	$0.14
Warrants exercised during the period	--
Balance - June 30, 2005 (all exercisable)	76,251,806	$0.17

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