Form 10QSB
period 2005-09-30
ENERGY & ENGINE TECHNOLOGY CORP
filed 2005-11-14
CIK 1121811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 135,630,972 (as of November 11, 2005).

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table of Contents

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September 30, 2005

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$19,018
Accounts receivable	164,290
Inventories	1,057,330
Prepaid expenses and other current assets	381,838
Total Current Assets	1,622,476

PROPERTY AND EQUIPMENT, Net	274,781

OTHER ASSETS

Intangible assets, net	849,700
Goodwill	376,586
Total Other Assets	1,226,286
TOTAL ASSETS	$3,123,543

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,254,287
Accrued expenses, officers	296,311
Notes payable - officer	250,000
Notes payable, stockholders, net of discount of $28,125	334,875
Purchase money note payable	137,500
Total Current Liabilities	2,272,973

OTHER LIABILITIES

Convertible debenture payable, net of discount of $1,537,399	799,999
Notes payable - officer, net of current portion	250,000
Convertible debenture, stockholders, net of discount of $79,332	20,668
Total Other Liabilities	1,070,667
TOTAL LIABILITIES	3,343,640

STOCKHOLDERS' DEFICIENCY

Common stock, $.001 par value, 280,000,000 shares authorized, 135,260,783 shares issued and outstanding	135,260
Treasury Stock	(78,000)
Additional paid-in capital	16,762,418
Accumulated Deficit	(17,039,775)
TOTAL STOCKHOLDERS’ DEFICIENCY	(220,097)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,123,543

See Accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three and Nine Months Ended September 30, 2005 and 2004

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004

NET SALES	$438,896	$129,129	$797,150	$169,137

COST OF SALES	535,026	112,408	907,282	156,397

GROSS (LOSS) PROFIT	(96,130)	16,721	(110,132)	12,740

OPERATING EXPENSES
Selling, general and administrative expenses (including stock based compensation of $18,750 and $63,725 for the three months ended September 30, 2005 and 2004, respectively, and $66,010 and $1,839,665 for the nine months ended September 30, 2005 and 2004, respectively).	1,310,169	710,126	3,037,275	3,058,091

TOTAL OPERATING EXPENSES	1,310,169	710,126	3,037,275	3,058,091

OPERATING LOSS	(1,406,299)	(693,405)	(3,147,407)	(3,045,351)

OTHER (INCOME) EXPENSE

Interest income	--	(1,531)	--	(2,491)
Interest expense	608,829	363,359	1,141,131	415,516
Loss from disposal of assets	--	--	69,533	--

TOTAL OTHER EXPENSE	608,829	361,828	1,210,664	413,025

Loss from continuing operations	(2,015,128)	(1,055,233)	(4,358,071)	(3,458,376)

Income (Loss) from discontinued operations	--	(30,413)	148,967	(132,546)

NET LOSS	$(2,015,128)	$(1,085,646)	$(4,209,104)	$(3,590,922)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Net loss per common share from continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.03)
Net income (loss) per common share from discontinued operations	--	--	--	--

NET LOSS PER COMMON SHARE:	$(0.02)	$(0.01)	$(0.03)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	129,625,361	109,340,099	125,259,042	100,939,543
See Accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(4,358,071)	$(3,458,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259,905	72,512
Stock-based compensation	66,010	1,839,665
Amortization of debt discount	773,244	316,841
Non cash interest expense	68,640	--
Loss from disposal of assets	69,533	--
Changes in operating assets and liabilities:
Accounts receivable	(137,334)	(12,813)
Inventories	(184,645)	(338,862)
Prepaid expenses and other current assets	178,317	(39,067)
Accounts payable and accrued expenses	803,146	(22,426)
Accrued expenses, officers	(62,606)	(234,126)
TOTAL ADJUSTMENTS	1,834,210	1,581,724
NET CASH USED IN OPERATING ACTIVITIES	(2,523,861)	(1,876,652)

CASH FLOW FROM DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations	148,967	(132,546)
Proceeds from sale of assets	387,500	--
Gain on sale of assets	(176,403)	--
Changes in:
Discontinued assets	--	47,095
Discontinued liabilities	--	(69,363)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	360,064	(154,814)

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid for acquisition	(587,500)	(500,000)
Purchases of property and equipment	(59,435)	(65,336)
Cash paid for intangible assets	--	(65,000)
NET CASH USED IN INVESTING ACTIVITIES	(646,935)	(630,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures, stockholders	100,000	--
Repayment of notes payable, stockholders	--	(8,095)
Net proceeds from convertible debentures	1,839,412	1,700,000
Net proceeds from notes payable - officers Proceeds from the issuance of common stock, net of offering costs	485,000 359,000	-- 1,770,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,783,412	3,462,705
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,320)	800,903
CASH AND CASH EQUIVALENTS-Beginning	46,338	7,024
CASH AND CASH EQUIVALENTS-Ending	$19,018	$807,927
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$68,844	$30,229

See Accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30, 2005 and 2004

Non-cash investing and financing activities:

During the nine months ended September 30, 2005, in connection with the issuance of certain convertible debentures, the Company issued warrants with a fair market value of $1,154,049 and a beneficial conversion feature of $945,951.

During the nine months ended September 30, 2005, the Company resold Supplemental Type Certificates and related inventories purchased in September 2003 for a return of 600,000 shares of the Company’s common stock valued at $78,000.

During the nine months ended September 30, 2005, the Company issued 2,702,703 shares of Common Stock valued at $200,000 and a purchase money note in the principal amount of $137,500 in connection with the acquisition of Anchor (see note 10).

During the nine months ended September 30, 2005, in connection with the payment of fees to the brokers involved with the issuance of certain convertible debentures, notes and common stock the Company issued warrants with a fair market value of $148,796 and 176,000 shares of common stock valued at $14,080.

During the nine months ended September 30, 2005, several investors converted a portion of the principal amount of their convertible debentures and accrued interest due into 3,401,284 of the Company’s common stock valued at $174,216.

During the nine months ended September 30, 2005, the Company issued 1,333,333 warrants valued at $68,640 to several investors as the amendment to Form 8-K with the audited financial statements for the Anchor acquisition was filed on July 15, 2005 instead of July 6, 2005 per agreement (see Note 12).

See Accompanying Notes to the Condensed Consolidated Financial Statements.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Description of Business, Going Concern, Management Plans and Basis of Presentation

Financial Statements

The condensed consolidated balance sheet of Energy & Engine Technology Corporation ("EENT" or the "Company") as of September 30, 2005, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary in order to make the financial statements not misleading. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 and filed with the Commission.

Going Concern and Management Plans

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $4,209,104 during the nine months ended September 30, 2005, resulting in an accumulated deficit of $17,039,775. As of September 30, 2005, the Company also had a working capital deficit of $650,497. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include the raising of cash through the issuance of debt or equity and increasing revenues. In the second quarter of 2005, the Company closed on $2.1 million in convertible debt financing. Proceeds were used for working capital purposes (See Note 12). In the third quarter, the Company closed on a financing in the aggregate of $500,000 with an officer of the Company. The financing consisted of: (i) issuance of 4,166,667 shares of common stock valued at $250,000, and ( ii) issuance of a $250,000 principal amount two year note (see Note 4 and 8). The Company also borrowed $250,000 from its Chief Executive Officer, which was repaid on October 14, 2005 (see Note 8). The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - Summary of Significant Accounting Polices

Revenue Recognition

BMZ Generators Technology, Inc./AXP 1000 Power Generators/Anchor Manufacturing, Inc.

Revenue is recognized at the time the generator or air conditioner is delivered to the dealer or customer. There are no obligations to install the product.

Return and Warranty Policies

Return Policy - AXP 1000

To date, EENT has not yet developed a return policy for the AXP 1000 as it is in the initial stages of commercialization, and revenues from AXP 1000 sales have been minimal. Returns have been considered on a case-by-case basis and have been minimal.

Return Policy - Anchor Manufacturing, Inc. (Marine Comfort Systems)

To date, Anchor Manufacturing, Inc. does not have a return policy for the Marine Comfort Systems. Returns have been considered on a case-by-case basis and have been minimal.

Warranty Policy - AXP 1000/ Anchor Manufacturing, Inc. (Marine Comfort Systems)

First to occur of two years from date of retail sale or 5,000 hours of use, subject to limitations set forth in the policy.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - Summary of Significant Accounting Polices, continued

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs for the nine months ended September 30, 2005 and 2004 were $449,759 and $98,877 respectively, and are included in selling, general and administrative expenses.

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

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - Summary of Significant Accounting Polices, continued

Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents have been excluded from the weighted average shares for the nine months ended September 30, 2005 and 2004, as inclusion is anti-dilutive. Potentially dilutive securities (warrants) of 77,860,139 and 16,153,974 are outstanding at September 30, 2005 and 2004, respectively.

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

NOTE 3 - Note Payable Stockholders

As of September 30, 2005, the Company is in default of the terms on an outstanding note payable with one of its stockholders with principal balance due of $20,000 and accrued interest of $9,221. The note was due on January 7, 2004.

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

During the three months ended March 31, 2005, the Company issued 172,500 shares of common stock to an investor pursuant to an anti-dilution agreement. The Company also granted warrants to purchase 3,000,000 shares of the Company’s common stock with a term of five years and an exercise price of $0.25 per share.

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

During the three months ended June 30, 2005, the Company issued 2,702,703 shares of common stock valued at $200,000 for the acquisition of assets of Anchor Manufacturing, Inc. (See Note 10).

During the three months ended September 30, 2005, the Company issued an aggregate of 4,166,667 shares of common stock for net proceeds of $235,000 to one of its officers in connection with a private placement.

During the three months ended September 30, 2005, the Company issued an aggregate of 250,000 shares of common stock valued at $18,750 to employees for services provided.

During the three months ended September 30, 2005, the Company issued 373,588 shares of common stock to an investor pursuant to an anti-dilution agreement.

During the three months ended September 30, 2005, the Company issued 3,401,284 shares of common stock valued at $174,216 in connection with the partial conversion of principal and interest of certain convertible debentures (see Note 12).

NOTE 5 - Warrants

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance - January 1, 2005	18,398,974	$0.27
Warrants issued during the period	60,796,165	$0.13
Warrants expired during the period	(1,335,000)	($0.14)
Warrants exercised during the period	--	-
Balance - September 30, 2005 (all exercisable)	77,860,139	$0.16

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

The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). This statement amended SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under SFAS No. 123, the Company continues to apply the Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees.” As required under SFAS No. 148, the fair value-based method had been applied to all awards. There were 800,000 stock warrants issued to employees and directors during the nine months ended September 30, 2005 and 9,000,000 issued to employees during the nine months ended September 30, 2004.

The following table summarizes the pro forma operating results of the Company had compensation expense for the stock options granted to employees been determined in accordance with the fair market value based method prescribed by SFAS 123. The Company has presented the following disclosures in accordance with SFAS 148.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net loss - as reported	$(2,015,128)	$(1,085,646)	$(4,209,104)	$(3,590,922)

Stock-based employee compensation cost determined under fair value method, net of tax effects	(23,000)	--	(34,652)	(2,250,000)

Net loss - pro forma	$(2,038,128)	$(1,085,646)	$(4,243,756)	$(5,840,922)

Loss per share:

Basic and diluted loss per share: Net loss - as reported	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Net loss - pro forma	$(0.02)	$(0.01)	$(0.03)	$(0.06)

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 6 - Stock-Based Compensation, continued

The Black-Scholes option valuation model was used to estimate the fair value of the warrants granted during the nine months ended September 30, 2005 and 2004. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

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

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 7 - Segment Reporting, continued

	BMZ/AXP 1000	Anchor	General Corporation	Total

For the Nine Months Ended September 30, 2005:

Revenue	$458,681	$338,469	--	$797,150

Operating Loss	$(823,117)	$(248,566)	$(2,075,724)	$(3,147,407)

Net Loss from Continuing Operations	$(893,404)	$(248,853)	$(3,215,814)	$(4,358,071)

Capital Expenditures	$24,165	--	$35,270	$59,435

Total identifiable assets	$652,728	$1,159,821	$1,310,994	$3,123,543

	BMZ/AXP 1000	Anchor	General Corporation	Total

For the Nine Months Ended September 30, 2004:

Revenue	$169,137	--	--	$169,137

Operating Loss	$(366,662)	--	$(2,678,689)	$(3,045,351)

Net Loss from Continuing Operations	$(366,662)	--	$(3,091,714)	$(3,458,376)

Capital Expenditures	$26,713	--	$38,623	$65,336

Total Identifiable Assets	$1,053,377	--	$1,710,070	$2,763,447

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 7 - Segment Reporting, continued

	BMZ/AXP 1000	Anchor	General Corporation	Total

For the Three Months Ended September 30, 2005

Revenue	$230,807	$208,089	--	$438,896

Operating Loss	$(236,364)	$(173,387)	$(996,548)	$(1,406,299)

Net Loss from Continuing Operations	$(306,213)	$(172,741)	$(1,536,174)	$(2,015,128)

Capital Expenditures	$8,601	--	$24,817	$33,418

	BMZ/AXP 1000	Anchor	General Corporation	Total

For the Three Months Ended September 30, 2004

Revenue	$129,129	--	--	$129,129

Operating Loss	$(287,706)	--	$(405,699)	$(693,405)

Net Loss from Continuing Operations	$(287,706)	--	$(767,527)	$(1,055,233)

Capital Expenditures	$26,713	--	$4,449	$31,162

Note that the Segment Reporting does not include information for business segments which are deemed “Discontinued Operations” (see Note 9 to these Financial Statements) pursuant to the pronouncements set forth in Financial Accounting Standards Board No. 131.

NOTE 8 - Other Items

Related Party Transactions

The Company leases its Pompano Beach, Florida manufacturing facility from Freddy Pereira, a former employee of its subsidiary, BMZ Generators Technology, Inc., who is no longer with the Company. Rent expense relating to this lease for the nine months ended September 30, 2005 and 2004 was $83,775 and $47,070, respectively. Rent expense for the three months ended September 30, 2005 and 2004 was $24,319 and $47,070, respectively.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 8 - Other Items, continued

The Company leases its Tampa, Florida facility from Anchor Tampa, Inc. One of the principals of Anchor Tampa, Inc., is also an employee of Anchor Manufacturing, Inc., a subsidiary of EENT. Rent expense relating to this lease for the nine months ended September 30, 2005 was $25,415. Rent expense relating to this lease for the three months ended September 30, 2005 was $10,204.

On August 11, 2005, the Company’s Chief Executive Officer, Will McAndrew, borrowed $250,000 from two Longview Funds and subsequently loaned it to the Company. The Loan was for 60 days and bore interest at an annual rate of 15%. The Company guaranteed repayment of the loan, and three of the Company’s officers each pledged 2,381,000 shares of their personal stock to secure the loan. On October 14, 2005, the Company paid off the loan through the closing on a $1,000,000 financing with Longview and other investors (see Note 13).

On September 1, 2005, the Company sold 4,166,667 shares of common stock for $250,000 and issued a $250,000 two-year term note to George Fulton Collins IV Trust of which Fulton Collins, an officer of the Company, is trustee of the trust. The loan bears interest of 12% per annum. In connection with obtaining the loan, the Company paid $15,000 to a consultant which is being amortized over the life of the loan.

On September 6, 2005, George Fulton Collins IV joined EENT as Chief Operating Officer. Mr. Collins has a verbal employment agreement with the Company giving at a salary of $180,000 per year and a grant of 25,000 market priced warrants per month for so long as Fulton is employed by the Company. For the month of September, the Company granted warrants to purchase 25,000 shares of the Company’s common stock with an exercise price of $0.102 per share.

Authorized Shares

On March 31, 2005, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase their authorized shares of common stock to 280,000,000. On October 12, 2005, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 280,000,000 to 500,000,000.

Other Events

During the three months ended March 31, 2005, the Company resold Supplemental Type Certificates and related inventories purchased in September 2003 for a return of 600,000 shares of the Company’s common stock valued at $78,000.

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 8 - Other Items, continued

Legal Proceedings

On October 28, 2003, the Company was served with a complaint by 600 Racing, Inc. The complaint alleges that EENT is liable on a $150,000 judgment issued against Millennium Fuels USA, LLC (“MFUSA”), an unrelated entity, of which Will McAndrew and Roger Wurtele, the Company's CEO and CFO, respectively, were the Managers. The complaint alleges that the Company engaged in a joint enterprise with MFUSA and integrated resources with MFUSA and is thus liable on an “alter ego” theory. In October 2004, the case was removed to the U.S. Bankruptcy Court for the Northern District of Texas, as part of the pending bankruptcy of MFUSA. The debtor has proposed a Plan of Reorganization supported by the U.S. Trustee, for settlement by EENT of the litigation for $15,000, which is accrued for and included in accrued expenses as of September 30, 2005. On August 31, 2005, the case was converted to a Chapter 7 proceeding, but no further definitive action has occurred.

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

The results of discontinued operations for the nine months ended September 30, 2005 and 2004 are:

	9/30/05	9/30/04
Net revenue	$22,397	$269,488
Costs of revenues	$(10,964)	$(129,277)
Operating expense	$(38,869)	$(252,938)
Other Income	--	$192
Gain on Sale of Assets	$176,403	--
Income (Loss)	$148,967	$(112,535)

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

ENERGY & ENGINE TECHNOLOGY CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 9 - Discontinued Operations, continued

The results of discontinued operations for the nine months ended September 30, 2005 and 2004 are:

	9/30/05	9/30/04
Net revenue	-	$244
Costs of revenues	-	-
Operating expense	-	$(20,255)
Other (expense)	-	-
Net Loss	-	$(20,011)

NOTE 10 - Acquisition

On May 3, 2005, effective as of May 1, 2005, EENT closed on its acquisition of the assets of Anchor Tampa, Inc.’s Anchor Manufacturing business. The $950,000 purchase price was paid as follows: $200,000 in Common Stock (2,702,703 shares), $587,500 in cash, $25,000 in price reduction for assumption of warranty claims and $137,500 in a purchase money note due on the earlier of (i) 5 business days after the receipt by EENT of proceeds from the second tranche of financing to be received from Longview Equity Fund after effectiveness of a registration statement to be filed in conjunction with EENT’s April 27, 2005 financing, and (ii) July 31, 2006, which, on October 28, 2005, was extended to July 31, 2006.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept.30, 2004
Revenues	$438,896	$345,547	$1,009,915	$847,719
Net Loss	$(2,015,128)	$(1,082,106)	$(4,238,234)	$(3,423,516)
Net Loss Per Share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

NOTE 11 - Employment and Director Compensation Agreements

Employment Agreements

As of April 8, 2005, the Company entered into five year employment contracts with each of the CEO, CFO, and General Counsel with salaries of $260,000, $230,000 and $200,000, respectively, with each entitled to receive 25,000 warrants per month over the life of the agreement, with exercise prices at market price on the date of issuance. Each executive is entitled to certain benefits, such as severance pay, upon a “not for cause termination”. Pursuant to the Employment Agreements, each executive was granted 75,000 warrants for the three months ended September 30, 2005 (with an exercise price of $0.112 for the July warrants, $0.082 for the August warrants and $0.102 for the September warrants.)

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

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 12 - Note Financings

Convertible Debentures Payable

On April 27, 2005, the Company entered into Convertible Note Financing with Longview Fund, L.P., Longview Equity Fund, L.P. and Longview International Equity Fund, L.P. pursuant to which the investors were to invest a total of $1,500,000 in the Company: $1,000,000 at closing (April 27, 2005, received gross of commissions) and $500,000 within 5 days after effectiveness of the registration statement to be filed by the Company in connection therewith.  The security is a convertible note bearing interest at the higher of 8% or Prime plus 4%.  The notes bear an effective interest rate of 108% currently due to 100% deferred debt discount. The notes have a two year term with principal and accrued interest due at maturity and are convertible, at the holder’s discretion, at a 30% discount to the average of the five lowest closing bid prices for the 20 trading days preceding the conversion date, with a $0.05 per share minimum conversion price. The Company issued to the investors 19,201,229 Class A warrants exercisable at $0.12 per share with a five-year term plus 5,000,000 Class B warrants exercisable at $0.20 per share with a five-year term. The notes are secured by a first lien on the assets of the Company and its subsidiaries. On May 10, 2005 and May 12, 2005, the Company raised an additional $500,000 from third parties on identical terms (investment to be made pro rata 2/3 at initial closing and 1/3 upon Registration Statement effectiveness). Of the $500,000 investment (investment to be made pro rata 2/3 at initial closing and 1/3 upon Registration Statement effectiveness), the Company received $334,667 (less commissions), and issued 6,426,017 Class A warrants plus 1,666,667 Class B warrants.

On June 20 and June 22, 2005, the remaining balance of the $665,333 (less commissions) was received; and 12,775,211 Class A warrants and 3,326,668 Class B warrants were issued in connection therewith. An additional 1,333,333 Class C warrants were issued to the investors as the Amendment to Form 8-K, with the audited financials for the Anchor Acquisition was filed on July 15, 2005, instead of on July 6, 2005, per agreement (See Note 5).

Accrued interest under the Debentures may be paid in cash or Common Stock. In the event of an uncured default, as defined within time periods prescribed in the Debentures, or a non-permitted sale of securities, the holders of the Debentures may convert at 65% of the then current Market Price.

The gross proceeds of the $2,000,000 were allocated 45% or $900,907 to the debentures/note and 55% or $1,099,093 to the Warrants. As a result of such allocation and conversion terms of the aforementioned debt, the Company recorded an aggregate debt discount and beneficial conversion feature for the total amount of the debt principal of $2,000,000. Interest expense for the three and nine months ended September 30, 2005 included $343,935 and $462,603 respectively of the deferred debt discount and the beneficial conversion feature on the convertible notes and the warrants as required FITF98-05 and 00-27.

During the three months ended September 30, 2005, the Company issued 3,401,284 shares of stock valued at $174,216 in connection with a partial conversion of principal and interest of certain convertible debentures. As of September 30, 2005, the outstanding balance of the debentures was $799,999, net of deferred debt discount of $1,537,399.

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

The gross proceeds of the $100,000 in April-May of 2005 were allocated 45% or $45,044 to the debentures and 55% or $54,956 to the Warrants. As a result of such allocation and conversion terms of the aforementioned debt, the Company recorded an aggregate debt discount and beneficial feature for the total amount of the debt principal of $100,000. Interest expense for the nine months ended September 30, 2005 includes amortization of $9,087 of the deferred debt discount and the beneficial conversion feature on the convertible notes and the warrants as required by EITF 98-05 and 00-27.

On August 31, 2005, Energy & Engine Technology Corporation entered into an amendment to its three 7% Convertible Debentures, with an aggregated outstanding balance of $449,000, with Monarch Pointe Fund, Ltd. and affiliates (the “Debentures”). Pursuant to the amendments, the Maturity Date is extended to April 27, 2007. Also, the principal amounts of the debentures were collectively increased by five percent as an extension fee, with $5,000 in immediately available funds, in the aggregate, due immediately, deducted from the five percent increase. The Floor Price as defined in Paragraph 4 (c)(i) of the Debentures is amended to equal $0.05 per share. After January 22, 2006, in the event of the closing bid price of the Common Stock as reported by Bloomberg L.P. for the Principal Market is less than $0.06, then for all future conversions, the Floor Price shall equal $0. The aggregated outstanding balance as of September 30, 2005 was $466,450.

NOTE 13 - Subsequent Events

Issuance of Common Stock

From October 1, 2005 through November 3, 2005, the Company issued an aggregate of 270,189shares of common stock valued at $15,669 to investors in connection with conversions of a portion of the convertible debentures.

From October 1, 2005 through November 3, 2005, the Company issued an aggregate of 100,000 shares of common stock valued at $9,000 to a consultant for fees in connection with a convertible note financing.

ENERGY & ENGINE TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - Subsequent Events, continued

Litigation

On October 20, 2005, EENT filed a Petition in District Court in Collin County, Texas against Fernando A. Pereira (former manager and President of EENT’s subsidiary BMZ Generators Technology, Inc., terminated in early September 2005) and BMZ Generators & Welders, Inc. (“Old BMZ”) alleging among other things certain breaches of contract, fraud, and breaches of express warranty arising from the July 2004 purchase by EENT of assets from Pereira and Old BMZ. The petition was served on Defendants on October 24, 2005 by service of process on the Secretary of State of the State of Florida. As the litigation is a subsequent event to this reporting period, EENT has not yet performed an analysis as to the impact of the litigation on impairment of assets purchased from BMZ. EENT will perform the analysis in conjunction with its year end close process and will disclose the results of its analysis in its Form 10-KSB filed with the Commission for the year ended December 31, 2005.

Convertible Note and Term Note Financing

On October 14, 2005, the Company entered into a Convertible Note Financing with several investors, including Longview Fund, L.P., Longview Equity Fund, L.P. and Longview international Equity Fund, L.P. pursuant to which the investors invested a total of $1,000,000 in the Company. $500,000 of the $1,000,000 invested is convertible notes bearing interest at the higher of 8% or Prime plus 4%.  The convertible notes have a two year term with principal and accrued interest due at maturity and are convertible, at the holder’s discretion, at a 30% discount to the average of the five lowest closing bid prices for the 20 trading days preceding the conversion date, with a $0.05 per share minimum conversion price. The balance of the funds invested, $500,000, were in the form of term notes with a two-year term, bearing interest at an annual rate equal to the higher of 8% or Prime plus 4%. The Company issued to the investors 17,241,379 Class A warrants exercisable at $0.12 per share with a five-year term plus 5,000,000 Class B warrants exercisable at $0.20 per share with a five-year term. The Notes are secured by a first lien on the assets of the Company and its subsidiaries.

Accrued interest under the convertible Debentures may be paid in cash or Common Stock. In the event of an uncured default, as defined within time periods prescribed in the Debentures, or a non-permitted sale of securities, the holders of the Debentures may convert at 65% of the then current Market Price.

Dallas Installation Facility Lease

Effective as of November 1, 2005, EENT entered into a lease with Twenty-One SAC Self-Storage for its installation facility in Dallas, Texas. The term of the lease is 18 months. Per month rent is $2,650 for the first year and $2,756 for the last six months.

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

Given the size of the market, EENT believes that there is ample room for itself and its competitors. With estimates significantly upwards of 500,000 or more long haul trucks on the road today, even if EENT were to only capture a 1% - 5% market share, significant revenue generation would be possible. However, at this time, the Company can not accurately project ability to capture a specified portion of market share. Although sales of the product are demonstrating an upward trend, growth has been limited in 2005 due to several factors including:

«
Limited component supply - Due to EPA certifications standards, EENT was only able to obtain 300 additional Lombardini engines in 2005 and 500 generators due to lead times needed to order from Bambozzi. To ameliorate this problem, the Company is exploring alternate sources of supply for engines and generators, which are more readily available.

«
Limitations in space at Anchor Manufacturing - Without running a second shift, Anchor can only produce 25 Over the Road Comfort Systems, so consideration of deployment of a contract manufacturer is in process to handle excess in the first quarter of 2006.

«
Product development - Unanticipated delays experienced in product finalization have been overcome, and new digital controls were substituted for the analog controls with any new changes being reserved for the 2006 model currently slated to be introduced at the March 2006 Mid-America Trucking Show.

The AXP 1000 has also been successful in distinguishing itself from its competitors in several areas, including:

«	Lower cost.

«	Lighter weight.

«	Only unit to sit between the rails.

«	Low maintenance burden.

The biggest overall challenge is coordinating production/supply chain and sales. EENT has purchased BMZ Generators, its contract assembly facility. BMZ's former owner, Freddy Pereira, had purchased a large facility in Pompano Beach, Florida, which has been built out. EENT moved into its space and was able to receive power and communications during the fourth quarter of 2004. EENT is leasing space from Pereira and expects initial assembly volume to be close to 100 units per month at some point during the fourth quarter of 2005. By purchasing BMZ, EENT has direct access to its generator manufacturer, thus controlling supply.

On the supply chain issue, in March 2004, The Company's CEO and CFO traveled with Freddy Pereira, former BMZ owner, to meet with the manufacturer of the custom made generator used in the AXP 1000. The meetings proved successful in allowing The Company to conduct sufficient due diligence to be comfortable that the manufacturer will be able to meet The Company's increasing product need. Also, EENT looked to replace its unreliable third party air conditioners which had a 30% - 40% failure rate and in mid-2004 put out bids to three companies to supply a replacement specified to EENT’s design. Anchor Manufacturing, Inc.’s design won. For similar rationale to the acquisition of BMZ on supply chain concerns, EENT purchased Anchor effective as of May 2, 2005. See Note 10 to the attached financial statements for further information on the Anchor acquisition.

Additional 2005 Goals:

Management has, in addition to product specific goals, undertaken to use its reasonable best efforts to accomplish the following in 2005:

«	Preparation for listing on a U.S. regulated exchange and effectuating that listing, depending on ability to meet listing criteria, in 2006.

«	Implementation of further internal controls and policies and procedures to continue to self manage the growth of The Company's business and personnel as the business expands.

«	Shift from reliance of use of outside consultants for support services (such as investor relations) to self-reliance for such services through the use of internal resources and personnel.

«	Further development of new products such as the AXP InfiniGen, still in prototype stage.

«	Identification of new markets for products and long range business planning for all business units.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2004, the Company had net sales of $129,129 and for the three months ended September 30, 2005, the Company had net sales of $438,896. For the three months ended September 30, 2004, the Company had a net loss from continuing operations of $1,055,233 and for the three months ended September 30, 2005, the Company had a net loss from continuing operations of $2,015.128. For the nine months ended September 30, 2004, the Company had net sales of $169,137, and for the nine months ended September 30, 2005, the Company had net sales of $797,150. For the nine months ended September 30, 2004, the Company had a net loss from continuing operations of $3,458,376 and for the nine months ended September 30, 2005, the Company had a net loss from continuing operations of $4,358,071. For the three and nine months ended September 30, 2005, the Company had a negative gross profit of $96,130 and $110,132 respectively due to excess cost of overhead relative to the AXP 1000 sales.  AXP production commenced in early 2005 with consistent production continuing in the third quarter of 2005. Third quarter gross revenue from AXP 1000 sales was $216,011. The Company generated revenue of $338,469 during the nine months ended September 30, 2005 from Anchor Manufacturing, Inc.

The Company had a net loss from continuing operations of $1,055,233 for the three months ended September 30, 2004 and $2,015,128 for the three months ended September 30, 2005. The Company had a net loss from continuing operations of $3,458,376 for the nine months ended September 30, 2004 and of $4,358,071 for the nine months ended September 30, 2005. The Company had a net loss from discontinued operations of $30,413 for the three months ended September 30, 2004 and $0 for the three months ended September 30, 2005. The Company had income from discontinued operations of $148,967 for the nine months ended September 30, 2005 and a net loss of $132,546 for discontinued operations for the nine months ended September 30, 2004. The increase in net loss is based primarily on increased overhead due to labor costs in production rate increase and increased spending on inventory due to production rate increase. The profit for the nine months ended September 30, 2005 from discontinued operations include a gain of approximately $176,000 from the sale of discontinued assets.

Selling, general and administrative expenses (including stock based compensation) for the nine months ended September 30, 2004 and September 30, 2005 were $3,058,091 and $3,037,275 respectively. Selling, general and administrative expenses (including stock based compensation) for the three months ended September 30, 2004 and September 30, 2005 were $710,126 and $1,310,169 respectively. The increase in selling, general and administrative expenses is based primarily upon increases in overhead costs due to increases in staff and equipment as the Company continues production of its products and expansion through its Anchor Manufacturing, Inc. and Dallas installation facility expansions.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, The Company's primary sources of liquidity included cash and cash equivalents in the amount of $19,018.

The Company believes that its existing cash balance and future operating cash flows may not be sufficient for near term operating needs unless it is able to quickly and consistently expand its operations, and it is exploring various opportunities to raise additional capital.

In September 2005, the Company raised $500,000 from an officer through a purchase of $250,000 worth of Company common stock and issuance of a $250,000 term note. The Company also raised an additional $1,000,000 from investors in October 2005 in a convertible note financing of which $250,000 was used to pay off a bridge loan from its CEO.

With regard to known trends and events reasonably expected to have a material impact on net sales and revenues, the Company strongly believes that the heightened interest in idling alternatives should provide a stronger demand for the AXP 1000 device. EENT has worked out most final design challenges in its AXP 1000 and Over the Road Comfort Systems products and does not anticipate further set backs due to continued long delays in development.

Major uncertainties could include market acceptance and inventory supply, although the market currently shows good response to our product, and we have been able to secure adequate supply of inventory for the foreseeable future. The other major uncertainty is the extent to whether new technology will appear that will make the small generator/engine genset used by EENT obsolete. Given the potential development of other power generator technologies, there may be a limited window of 5 - 10 years for EENT's technology as currently configured. Therefore, EENT, in addition to gearing up for current production, is looking into commencing a research and development project for its next generation products, which is envisioned to be a part of the AXP 1000 business unit, with project specific funding, to be determined in the future as the details of such research and development products come to fruition. The Company is also in the process of developing its next generation engine driven genset, to replace the currently used engine. This is an intermediate step to be taken before putting an alternative fuel generation source into commercial production.

Another guard against obsolescence is looking for new markets for generators. Therefore, the Company will commence exploration of marketing and sales for the generator products in other likely industries, most notably marine, military and mass transportation.

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

Based on their evaluation of the Company's disclosure controls and procedures which took place as of the filing of this report, the Chief Executive Officer and the Chief Financial Officer believe that these procedures are not effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

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

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been significant changes including adding additional personnel and updating periodic reporting measures in such controls and in other factors that have significantly affected those controls, including any corrective actions with regard to prior significant deficiencies and material weaknesses.

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. However, due to its small size and limited financial resources the Company’s Chief Financial Officer, a member of management, has been one of only two full time employees with assistance from two staff people, principally involved in accounting and financial reporting. The Board of Directors has recognized that as a result, there is no formal segregation of duties within the accounting function, leaving management of all aspects of financial reporting and physical control of cash and equivalents in the hands of the CFO. Based on the integrity and trustworthiness of the Company's Chief Financial Officer, the Board of Directors has had confidence that there have been no irregularities in the Company’s financial reporting or in the protection of its assets.

Our independent auditors have reported in the past to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a reportable conditions and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relates to the December 31, 2004 financial close process and absence of appropriate reviews and approvals of transactions and accounting entries. Certain adjustments were identified in the annual audit process, related to the recording of stock-based compensation, exercise of warrants, asset acquisition, inventory, deferred debt and beneficial conversion feature on convertible debentures, amortization of deferred debt and beneficial conversion features, conversion of convertible debentures and discontinued operations. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2004. It was subsequently determined that many of these reported conditions and material weaknesses have been eliminated to a large extent as of September 30, 2005.

Given these prior reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit and this Form 10-QSB for the three and nine months ended September 30, 2005. As a result, we are confident that our financial statements for the year ended December 31, 2004 and this Form 10-QSB for the three and nine months ended September 30, 2005 fairly present, in all material respects, our financial condition and results of operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

600 Racing, Inc. v. EENT et. al.

On October 28, 2003, the Company was served with a complaint by 600 Racing, Inc. The complaint alleges that EENT is liable on a $150,000 judgment issued against Millennium Fuels USA, LLC (“MFUSA”), an unrelated entity, of which Will McAndrew and Roger Wurtele, the Company's CEO and CFO, respectively, were the Managers. The complaint alleges that the Company engaged in a joint enterprise with MFUSA and integrated resources with MFUSA and is thus liable on an “alter ego” theory. In October 2004, the case was removed to the U.S. Bankruptcy Court for the Northern District of Texas, as part of the pending bankruptcy of MFUSA. The debtor has proposed a Plan of Reorganization supported by the U.S. Trustee, for settlement by EENT of the litigation for $15,000, which is accrued for and included in accrued expenses of September 30, 2005. As of August 31, 2005, the case was converted to Chapter 7 and a trustee appointed. No significant events have occurred in the Chapter 7 proceeding.

Item 2. Changes in Securities.

During the three months ended September 30, 2005, the Company issued an aggregate of 4, 166, 667 shares of common stock valued at $250,000 to one investor in connection with a private placement.

During the three months ended September 30, 2005, the Company issued an aggregate of 250,000 shares of common stock valued at $18,750 to an employee for services provided.

During the three months ended September 30, 2005, the Company issued 373,588 shares of common stock to an investor pursuant to an anti-dilution agreement.

During the three months ended September 30, 2005, the Company issued 3,401,284 shares of common stock valued at $174,216 in connection with the conversion of principal and interest of certain convertible debentures.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K and 8-K/A.

(a)	Exhibit Number	Description
	31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Item #	Description
	1.01	Entry into a Material Definitive Agreement filed February 10, 2005
	8.01	Other Events filed February 10, 2005
	9.01	Financial Statements and Exhibits filed February 10, 2005
	8.01	Other Events filed February 22, 2005
	9.01	Financial Statements and Exhibits filed February 22, 2005
	1.01	Entry into a Material Definitive Agreement filed February 24, 2005
	8.01	Other Events filed February 24, 2005
	8.01	Other Events filed March 9, 2005
	9.01	Financial Statements and Exhibits filed March 9, 2005
	7.01	Regulation FD Disclosure filed March 10, 2005
	1.01	Entry into a Material Definitive Agreement filed March 22, 2005
	8.01	Other Events filed March 22, 2005
	9.01	Financial Statements and Exhibits filed March 22, 2005

1.01	Entry into a Material Definitive Agreement filed May 3, 2005
1.01	Entry into a Material Definitive Agreement filed May 9, 2005
8.01	Other Events filed May 9, 2005
8.01	Other Events filed June 23, 2005
9.01	Financial Statements and Exhibits filed July 15, 2005
1.01	Entry into a Material Definitive Agreement filed September 7, 2005
1.01	Entry into a Material Definitive Agreement filed September 8, 2005
1.05	Changes in Control of Registrant filed September 8, 2005
1.01	Entry into a Material Definitive Agreement filed October 17, 2005
8.01	Other Events filed October 17, 2005
1.01	Entry into a Material Definitive Agreement filed October 31, 2005
8.01	Other Events filed October 31, 2005
SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2005	/s/ Willard G. McAndrew, III
Energy & Engine Technology Corporation

Date:	November 14, 2005	/s/ Willard G. McAndrew, III
Willard G. McAndrew, III
CEO and President

Date:	November 14, 2005	/s/ Roger N. Wurtele
Roger N. Wurtele
CFO and Chief Accounting Officer

*Print the name and title of each signing officer under his signature.